Form 10-K
period 2020-12-31
CONX Corp.
filed 2021-03-31
CIK 1823000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant was not a public company as of June 30, 2020 and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 31, 2021, 75,020,000 shares of Class A common stock, par value $0.0001 per share, and 18,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

CONX CORP.

FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this prospectus may include, for example, statements about:

•	our ability to select an appropriate target or targets;

•	our ability to complete our initial business combination;

•	our expectations around the performance of the prospective target or targets;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective targets;

•	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance following this offering.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in Item 1A of this annual report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1.	Business

Introduction

We are an early-stage blank check company incorporated in the State of Nevada on August 26, 2020, whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or assets, which we refer to as our initial business combination. While we may pursue an acquisition opportunity in any industry or geographic region, we are focusing our search on identifying a prospective target that can benefit from our operational expertise in the technology, media and telecommunications (“TMT”) industry, including the wireless communications industry.

Competitive Advantages

Our business strategy is to identify and complete our initial business combination with a target that complements the experience of our management team and can benefit from their operational expertise. Our selection process leverages our management team’s broad and deep relationship network, unique industry experiences and proven deal sourcing capabilities to access a broad spectrum of differentiated opportunities. This network has been developed through our management team’s extensive experience and demonstrated success in building businesses through organic growth and realization of strategic opportunities in the TMT industry. The management team has developed a proven track record through numerous financial cycles and industry transitions including:

•	a reputation of building industry-leading companies and ability to deliver shareholder value;

•	a prolific history of disrupting incumbents and legacy business models in the TMT industry through constant innovation, competitive pricing and pioneering investment strategies, including wireless spectrum acquisitions;

•	extensive experience in identifying strategic opportunities and executing high-profile acquisitions, using broad deal sourcing and differentiated transaction execution/structuring capabilities;

•	experience deploying broad value creation strategies, including recruiting world-class talent and delivering operating efficiency through financial discipline; and

•	an extensive history of accessing the capital markets, including financing businesses at various stages of their life cycles.

We are capitalizing on the following competitive advantages in our pursuit of a target company:

Diverse Network. We believe that our management team’s career-long track record in the TMT industry as well as their broad and diverse network of relationships provides proprietary investment opportunities of both well-known assets and niche targets. The depth of our management team’s network spans across sectors and is founded in a reputation of excellence in entrepreneurship coupled with outstanding business achievements.

Execution and Structuring Capability. Our management team’s capabilities have been cultivated by successfully evaluating, structuring and executing a variety of transactions across various sub-sectors of the TMT industry for over 40 years. The transactions have varied in size, sector, strategic rationale, deal structure, regulatory hurdles and negotiating dynamics and have developed the management team into seasoned industry veterans. The management team has garnered a reputation for being highly-skilled negotiators and financial experts in their industry. We believe all of these qualities enhance their ability to generate value in deal opportunities that they pursue in the future.

Broad and Extensive Experience in Both Public and Private Markets. Our management team has garnered extensive operating, investing and financing experience across both public and private markets. Our management team has operated and led multi-billion dollar companies with complex capital structures through debt, equity and M&A transactions. We believe that this depth and versatility of experience and skills allows our management team to identify companies that could make successful public market candidates and prepare them to make the transition to outstanding publicly-traded companies.

Significant Value-Add Capability. Our management team is one of the longest tenured in the TMT industry and has entrepreneurial experience building companies completely from the ground up and leading such companies in their rise to prominence and their becoming publicly traded multi-billion dollar global businesses delivering shareholder value. Our management team has a deep understanding of the TMT industry and its underlying drivers, trends and key innovative developments. Bringing together years of industry and operational experience, we believe that the management team will be able to provide value opportunities after consummation of an initial transaction. We anticipate that our management team will be involved with a target in a number of capacities, including through management and board positions.

Industry Opportunity

While we may pursue an acquisition opportunity in any industry or geographic region, we are focusing our search on identifying a prospective target that can benefit from our operational expertise in the TMT industry, including the wireless communications industry. We believe this industry is attractive for a number of reasons:

Large Target Market. The TMT industry benefits from positive macroeconomic trends and substantial actionable targets of meaningful scale that fit our acquisition criteria. The TMT industry significantly impacts consumers in multiple aspects of their lives, which has resulted in a continuous cycle of innovation. Technology is pervasive and has had a profound impact on the world, from the development of the internet to the way information is processed, sales are made, healthcare is administered and products are manufactured. Media has undergone its own evolution, changing how films, TV shows, sports and other entertainment content are delivered to the consumer with the emergence of over-the-top (“OTT”) and mobile viewing options completely shifting the balance of the media ecosystem and advertising spend.

Telecommunications has drastically changed over the last decade with emergence of technologies such as smartphones. The creation of mobile apps launched an entirely new economy giving rise to multi-billion dollar companies such as Uber, Lyft, Spotify and Instagram. The most prominent change in telecommunications has been the evolution of the communication standard from 1G to the current 4G, and near-term global ubiquity of 5G. This has been driven by rising consumer demand for connectivity and a drastic increase in the number of global mobile connections. We expect 5G deployment to be supported by multiple layers of low, mid and high capacity spectrum bands covering urban to rural regions. The largest stocks in the S&P 500 are in the technology industry, which is illustrative of how many people and businesses in the global economy depend on these companies. Given the rapid evolution, development and change across technology, media and telecommunications, these industries have experienced significant M&A activity over the last decade, which our management team expects will continue, presenting ripe opportunities for investment and acquisition.

Broad Universe of Potential Targets. We are focusing our investment efforts across the TMT industry, including the wireless communications industry, and we may elect to acquire either a company or wireless spectrum assets. We believe this broad universe of targets provides us with significant flexibility to identify opportunities with the greatest value creation potential. The sector comprises hundreds of different companies in various sub-vertical markets and different stages of life cycles. Given the rapid changes and emergence of novel business models in TMT, we believe new companies will continue to be created, grow to meaningful size and become attractive acquisition targets, further supplementing the existing broad range of opportunities. The TMT universe continues to expand across vertical markets, and we believe we are well positioned to capitalize on this.

Wireless Asset Opportunity. The evolution of the communication standard from 1G to the current 4G and near-term global ubiquity of 5G has been driven by rising consumer demand for connectivity and a drastic increase in the number of global mobile connections. We believe these trends may drive significant growth and create value in wireless spectrum assets. Our management team has extensive experience in identifying and acquiring spectrum assets.

Favorable Trends. Total global TMT expenditure has grown at a pace substantially above the rate of inflation in the recent past, and this growth is projected to continue over the years to come, including an increasing pool of available services and economies those services provide and improved access to such services. TMT is one of the most evolutionary industries, resulting in substantial growth, development and market expansion. With the ubiquity of technology, media and telecommunications affecting all areas of consumer life and business, the sector continues to drive the global economy.

Business Combination Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective targets, but we may decide to consummate our initial business combination with a target that does not meet all or any of these criteria and guidelines.

•	Value Creation. We are seeking out targets that we believe have significant potential for future shareholder value creation through business growth and operational improvements. We are focusing on companies with a history of strong operating and financial results and strong fundamentals, but may also seek to acquire start-up companies with a path to long-term profitability or value creation. In addition, we intend to evaluate wireless spectrum assets that we believe have significant value creation potential.

•	Targets with Recurring and Embedded Revenue and Earnings Growth or Potential for Revenue and Earnings Growth. We are seeking to acquire one or more targets that have achieved or have the potential for significant revenue and earnings growth through a combination of organic growth, synergistic add-on acquisitions, new product markets and geographies, increased production capacity, expense reduction and increased operating leverage.

•	Targets with, or with the Potential for, Strong Free Cash Flow Generation. We are seeking to acquire one or more targets that already have, or have the potential to generate, consistent, stable and recurring free cash flow. We are focusing on one or more targets that have predictable revenue streams with high visibility.

•	Strong Competitive Position. We are focusing on acquisition targets that have a leading, growing or niche market position in their industries. We are analyzing the strengths and weaknesses of targets relative to their competitors. We are seeking to acquire one or more targets that demonstrate advantages when compared to their competitors, which may help to protect their market position and profitability.

•	Experienced Management Team. We are seeking to acquire one or more targets with a complete, experienced management team that provides a platform for us to further develop the acquired target’s management capabilities. We seek to partner with a potential target’s management team and expect that the operating and financial abilities of our executive team and board will complement their own capabilities.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that from time to time our management team may deem relevant.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination and that any such business combination be approved by a majority of our independent directors. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects.

We may pursue an initial business combination opportunity jointly with an entity to which an officer or director has a fiduciary or contractual obligation, which may include DISH Network Corporation (“DISH”) and EchoStar Corporation (“EchoStar”). We refer to such an initial business combination opportunity as an “Affiliated Joint Acquisition”. Any such parties may co-invest with us in the target at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. Any such issuance of equity or equity-linked securities would, on a fully diluted basis, reduce the percentage ownership of our then-existing stockholders. Notwithstanding the foregoing, pursuant to the anti-dilution provisions of our Class B common stock, issuances or deemed issuances of Class A common stock or equity-linked securities would result in an adjustment to the ratio at which shares of Class B common stock shall convert into shares of Class A common stock such that our initial stockholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all shares of common stock outstanding plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination), unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to such issuance or deemed issuance at the time thereof. Neither nXgen Opportunities, LLC (the “Sponsor”) nor its affiliates has an obligation to make any such investment, and may compete with us for potential business combinations.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target or targets. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target in order to meet certain objectives of the target management team or stockholders or for other reasons, including an Affiliated Joint Acquisition, as described above. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target or targets are owned or acquired by the post-transaction company, the portion of such target or targets that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target, the 80% of net assets test will be based on the aggregate value of all of the targets.

Potential Initial Business Combination Targets

Our management team has spent all of their careers leading businesses in the TMT industry. Throughout their careers, our management team members have developed a wide network of professional services contacts and business relationships in the industry.

The network of contacts and relationships of our management team provide us with an important source of acquisition opportunities. In addition, potential targets have been brought, and we anticipate that additional potential targets will continue to be brought, to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banks, consultants, accounting firms and large business enterprises.

We are not prohibited from pursuing an initial business combination with a target that is affiliated with our Sponsor or any of its executive officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our Sponsor, executive officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our Sponsor or any of its executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or a valuation or appraisal firm stating that such an initial business combination is fair to our company from a financial point of view.

Our Sponsor and members of our management team directly or indirectly own shares of Class B common stock initially purchased by our founder in a private placement prior to our initial public offering and the shares of Class A common stock that will be issued upon the automatic conversion of shares of Class B common stock at the time of our initial business combination (“founder shares”), Independent Director Shares (as defined below) and warrants issued to our Sponsor in a private placement simultaneously with the closing of our initial public offering (“private placement warrants”) and, accordingly, may have a conflict of interest in determining whether a particular target is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including DISH and EchoStar, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. In addition, such entities may compete with us for business combination opportunities and, if such opportunities are pursued by such entities, we may be precluded from pursuing such opportunities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and may only decide to present it to us if such entity rejects the opportunity and consummating the same would not violate any restrictive covenants to which such officers and directors are subject. Our amended and restated articles of incorporation provide that the corporate opportunity doctrine does not apply to our directors or officers in circumstances where it would conflict with any fiduciary duties or contractual obligations they may have, and that we renounce any expectancy that our directors or officers will offer such a corporate opportunity to us, except if all of the following conditions are satisfied: (a) we have expressed an interest in the business opportunity as determined from time to time by our board of directors as evidenced by resolutions appearing in our minutes; (b) the opportunity relates to a line of business in which we are then directly engaged; (c) the director or officer is permitted to refer the opportunity to us without violating any legal obligation; and (d) in the case of a director or officer who, at the time the opportunity is presented, has a fiduciary relationship to DISH or EchoStar, and the opportunity relates to a line of business in which DISH or EchoStar is then engaged or has expressed an interest, the director or officer has first referred the opportunity to DISH or EchoStar, as applicable, and that entity has declined to pursue the opportunity.

In addition, our Sponsor, initial stockholders, officers, directors and/or their affiliates may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Financial Position

With funds available for a business combination in the amount of $723,750,000 (as of December 31, 2020, after payment of $26,250,000 of deferred underwriting fees and assuming no redemptions, we offer a target a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target to fit its needs and desires.

However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination.

Moreover, there is no assurance that members of our management team will have significant experience or knowledge relating to the operations of the particular target.

There is no assurance that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target. There is no assurance that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated articles of incorporation. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons.

Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Nevada law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

•	We issue shares of common stock that will be equal to or in excess of 20% of the number of our shares of common stock then outstanding (other than in a public offering);

•	Any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest earned on the trust account (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common stock or voting power of 5% or more; or

•	The issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of Our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, initial stockholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our Sponsor, initial stockholders, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be (i) to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, initial stockholders, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our initial stockholders, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of Class A common stock) following our mailing of proxy materials in connection with our initial business combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the stockholder meeting related to our initial business combination. Our Sponsor, executive officers, directors, advisors or any of their affiliates will select which stockholders to purchase shares from based on a negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Our Sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) of, or Rule 10b-5 under, the Exchange Act. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest (less amounts released to us to pay our taxes), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account as of December 31, 2020 is approximately $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. The redemption rights will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Our initial stockholders, Sponsor, officers and directors have entered or, in the case of independent directors appointed in the future, will enter into a letter agreement with us pursuant to which they have agreed or will agree to waive their redemption rights in connection with the completion of our initial business combination with respect to any founder shares, Independent Director Shares and public shares they may hold.

Limitations on Redemptions

Our amended and restated articles of incorporation provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transaction in which we issue more than 20% of our outstanding common stock or seek to amend our amended and restated articles of incorporation would require stockholder approval. So long as we maintain a listing for our securities on Nasdaq, we are required to comply with Nasdaq’s stockholder approval rules.

Our amended and restated articles of incorporation require us to provide our public stockholders with the opportunity to redeem their public shares by one of the two methods listed above will and apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by holders of 65% of our common stock entitled to vote thereon.

If we provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting, we will:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A under the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to a letter agreement dated October 29, 2020, by and among the Company, our Sponsor and each of our officers and directors (the “letter agreement”), our Sponsor, officers and directors have agreed or, in the case of independent directors appointed in the future, will agree to vote any founder shares and Independent Director Shares they hold in favor of our initial business combination. As a result, we would need 28,100,001 or approximately 37.5% of the 75,000,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted and 50,000 Independent Director Shares are outstanding). These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E under the Exchange Act, which regulate issuer tender offers, and

•	file tender offer documents with the SEC prior to completing our initial business combination, which will contain substantially the same financial and other information about the initial business combination and the redemption rights as is required pursuant to Regulation 14A under the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public stockholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public stockholders who elected to redeem their shares.

Our amended and restated articles of incorporation provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Stockholder Approval

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated articles of incorporation provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares, without our prior consent. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we will not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Delivering Stock Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares.

Accordingly, a public stockholder would have up to two business days prior to the vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until November 3, 2022.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated articles of incorporation provide that we will have only 24 months from the closing of our initial public offering, or until November 3, 2022, to complete our initial business combination. If we do not complete our initial business combination by November 3, 2022, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less amounts released to us to pay our taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Nevada law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by November 3, 2022.

Our initial stockholders, Sponsor, officers and directors have entered, or in the case of independent directors appointed in the future, will enter, into a letter agreement with us pursuant to which they have agreed or will agree to waive their rights to liquidating distributions from the trust account with respect to any founder shares and Independent Director Shares they hold if we fail to complete our initial business combination by November 3, 2022. However, if our initial stockholders, Sponsor or management team acquire public shares following our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by November 3, 2022.

Our initial stockholders, Sponsor, officers and directors have agreed, or in the case of independent directors appointed in the future, will agree, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated articles of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by November 3, 2022 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less amounts released to us to pay our taxes), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,211,837 of proceeds held outside the trust account (as of December 31, 2020), although there is no assurance that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any tax payments or expenses for the dissolution of the trust, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. There is no assurance that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00.

Although we have sought and will continue to seek to have all vendors, service providers, prospective targets and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriter of the initial public offering did not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, there is no assurance that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and stockholders would receive such lesser amount per share in connection with any redemption of their public shares. None of our other officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective targets.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, there is no assurance that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective targets or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriter of our initial public against certain liabilities, including liabilities under the Securities Act. As of December 31, 2020, we had access to approximately $1,211,837 of proceeds from our initial public offering held outside of the trust account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000).

In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from the trust account could be liable for claims made by creditors.

Under Nevada law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution.

The pro rata portion of the trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by November 3, 2022 may be considered a liquidating distribution under Nevada law. There is no assurance that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more). Any action or suit must be commenced within two years after the dissolution if the plaintiff could have known the underlying facts on or before the dissolution, or within three years after the date of dissolution in all other cases.

Furthermore, if the pro rata portion of the trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by November 3, 2022 is not considered a liquidating distribution under Nevada law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 11.380 of the NRS, the statute of limitations for claims of creditors against stockholders could be three years after the plaintiff could have known the underlying facts.

However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective targets to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective targets. As described above, pursuant to the obligation contained in our underwriting agreement, we have sought and will continue to seek to have all vendors, service providers, prospective targets or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote.

Further, our Sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, there is no assurance that we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. There is no assurance that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by November 3, 2022, (ii) in connection with a stockholder vote to amend our amended and restated articles of incorporation to modify the substance or timing of the ability of public stockholders to seek redemption in connection with an initial business combination or our obligation to redeem 100% of our public shares if we do not complete our initial business combination by November 3, 2022 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity or (iii) if they redeem their shares for cash upon the completion of our initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated articles of incorporation, like all provisions of our amended and restated articles of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target for our initial business combination, we have encountered, and may continue to encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger targets is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain targets. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Periodic Reporting and Financial Information

Our units, Class A common stock and warrants are registered under the Exchange Act, and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this annual report contains financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target as part of the proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. There is no assurance that any particular target identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxly Act”). Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following November 3, 2025, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700,000,000 as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Human Capital Resources

We currently have one executive officer, our CEO, Jason Kiser. Mr. Kiser is not obligated to devote any specific number of hours to our matters but intends to devote as much of his time as he deems necessary to our affairs until we have completed our initial business combination. The amount of time he will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Item 1A.	Risk Factors

You should carefully consider all of the risks described below, together with the other information contained in this annual report, including the financial statements. If any of the following risks occur, our business, financial condition or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

Summary of Risk Factors

We are a newly formed company that has conducted no operations and has generated no revenues. Until we complete our initial business combination, we will have no operations and will generate no operating revenues. These risks are discussed more fully following this summary. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:

•	If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

•	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•	The requirement that we complete our initial business combination by November 3, 2022 may give potential targets leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

•	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

•	If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until November 3, 2022, it could limit the amount available to fund our search for a target or targets and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

•	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

•	Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities.

•	We may seek business combination opportunities in industries outside of the TMT industry (which industries may or may not be outside of our management’s area of expertise).

•	We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

•	We may have a limited ability to assess the management of a prospective target and, as a result, may effect our initial business combination with a target whose management may not have the skills, qualifications or abilities to manage a public company.

•	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

•	A market for our securities and a market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

•	Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

•	Our executive officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

•	Since our Sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire after our initial public offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

•	Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

•	The requirements of being a public company may strain our resources and divert management’s attention.

•	We are a blank check company with no operating history and no revenues, and there is no basis on which to evaluate our ability to achieve our business objective.

•	Our search for a business combination, and any target with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

•	Past performance by our management team or their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in us.

•	Provisions in our amended and restated articles of incorporation and Nevada law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our shares of Class A common stock and could entrench management.

•	Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

•	We may face risks related to businesses in the TMT industry.

•	The other risks and uncertainties discussed below and elsewhere in this report.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

Our stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial business combination if the business combination would not require stockholder approval under applicable law or stock exchange listing requirement. Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if a majority of our public stockholders do not approve of the business combination we complete.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our initial stockholders own 20% of our outstanding common stock. Our initial stockholders and management team may from time to time purchase Class A common stock prior to our initial business combination. Our amended and restated articles of incorporation provide that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares and Independent Director Shares. As a result, in addition to the founder shares and Independent Director Shares, we would need 28,100,001, or approximately 37.5%, of the 75,000,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted and 50,000 Independent Director Shares are outstanding). Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders, independent directors and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or make us unable to satisfy a minimum cash condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the shares of Class B common stock at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination by November 3, 2022 may give potential targets leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by November 3, 2022. Consequently, such target may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target, we may be unable to complete our initial business combination with any target. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination by November 3, 2022, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target and complete our initial business combination by November 3, 2022. For example, the coronavirus (“COVID-19”) outbreak could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination by such date, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less amounts released to us to pay our taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Nevada law to provide for claims of creditors and the requirements of other applicable law.

If we seek stockholder approval of our initial business combination, our Sponsor, initial stockholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, initial stockholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. Such purchases may include a contractual acknowledgment that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our Sponsor, initial stockholders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy materials or tender offer documents, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated articles of incorporation to modify the substance or timing of the ability of public stockholders to seek redemption in connection with an initial business combination or our obligation to redeem 100% of our public shares if we do not complete our initial business combination by November 3, 2022 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we do not complete an initial business combination by November 3, 2022, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we do not complete an initial business combination by November 3, 2022 is not completed for any reason, compliance with Nevada law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in the trust account. In that case, public stockholders may be forced to wait beyond November 3, 2022 before they receive funds from the trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated articles of incorporation provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering without our prior consent, which we refer to as the “Excess Shares.” However, we will not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We have encountered and expect to continue to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous targets we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain targets that are sizable are limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain targets. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a stockholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we do not complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until November 3, 2022, it could limit the amount available to fund our search for a target or targets and complete our initial business combination, and we will depend on loans from our Sponsor, management team or third parties to fund our search and to complete our initial business combination.

Of the net proceeds of our initial public offering, only $1,211,837 (as of December 31, 2020) is available to us outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account as of December 31, 2020 are sufficient to allow us to operate until November 3, 2022; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep targets from “shopping” around for transactions with other companies or investors on terms more favorable to such targets) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target.

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of  $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account. If we do not complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. Any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we have sought and will continue to seek to have all vendors, service providers (except our independent registered public accounting firm), prospective targets and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. The underwriter of our initial public offering did not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we do not complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement with us, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of  (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor's only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective targets.

We may seek business combination opportunities in industries outside of the TMT industry (which industries may or may not be outside of our management’s area of expertise).

Although we are focusing on identifying business combination candidates in the TMT industry in the United States (including candidates based in the United States which may have operations or opportunities outside the United States) or other developed countries, we will consider a business combination outside of the TMT industry if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for us or we are unable to identify a suitable candidate in the TMT industry after having expended a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we may not adequately ascertain or assess all of the risks. An investment in our securities may ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination candidate.

In the event we elect to pursue a business combination outside of the TMT industry, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained herein regarding the TMT industry would not be relevant to an understanding of the business that we elect to acquire.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective targets, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective targets, it is possible that a target with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target does not meet our general criteria and guidelines. If we do not complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We may seek acquisition opportunities with an early-stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with an early-stage company, a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target, we may not be able to properly ascertain or assess all the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target.

We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target or targets (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may engage the underwriter that acted in our initial public offering or one of its affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. The underwriter is entitled to receive deferred commissions that will be released from the trust account only on a completion of an initial business combination. These financial incentives may cause the underwriter to have potential conflicts of interest in rendering any such additional services to us after this offering, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage the underwriter that acted in our initial public offering or one of its affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay the underwriter or its affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm's length negotiation. The underwriter is also entitled to receive deferred commissions from the trust account that are conditioned on the completion of an initial business combination. The fact that the underwriter or its affiliates' financial interests are tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

Because we must furnish our stockholders with target financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective targets.

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”).

These financial statement requirements may limit the pool of potential targets we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We may have a limited ability to assess the management of a prospective target and, as a result, may effect our initial business combination with a target whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target, our ability to assess the target’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission. The impacts from the COVID-19 pandemic exacerbate these risks.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no current commitments to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

As of December 31, 2020, we have funds available for a business combination in the amount of $723,750,000, after payment of $26,250,000 of deferred underwriting fees and assuming no redemptions. We may effectuate our initial business combination with a single target or multiple targets simultaneously or within a short period of time.

However, we may not be able to effectuate our initial business combination with more than one target because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several targets as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to complete business combinations simultaneously with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all, or the acquisition of assets that do not have the expected prospect of profitability.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders or warrant holders do not agree.

Our amended and restated articles of incorporation do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even if a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such initial business combination, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated articles of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated articles of incorporation and our warrant agreement will generally require a vote of holders of at least 50% of our outstanding shares of common stock or holders of at least 50% of the public warrants, as applicable, and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated articles of incorporation will require us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated articles of incorporation to modify the ability of public stockholders to seek redemption in connection with an initial business combination or the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination by November 3, 2022 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated articles of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from the trust account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated articles of incorporation to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated articles of incorporation provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from the trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated articles of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the NRS or applicable stock exchange rules. Our initial stockholders, who collectively beneficially own 20% of our common stock may participate in any vote to amend our amended and restated articles of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated articles of incorporation which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated articles of incorporation.

Our Sponsor, executive officers, directors and director nominees have agreed or will agree, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated articles of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by November 3, 2022 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less amounts released to us to pay our taxes), divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target but are targeting businesses or other targets with enterprise values that are greater than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public stockholders, we may be required to seek additional financing to complete such proposed initial business combination. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we do not complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

Our management team may not be able to maintain our control of a target after our initial business combination. We cannot provide assurance that, upon loss of control of a target, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of Class A common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding Class A common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target.

Because we are neither limited to evaluating a target in a particular industry sector nor have we selected any specific targets with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target’s operations. In addition, our efforts to identify a prospective initial business combination target will not be limited to the acquisition of a company, but may include the acquisition of wireless spectrum assets.

Our efforts to identify a prospective initial business combination target are not limited to a particular industry, sector or geographic region. While we may pursue an acquisition opportunity in any industry or geographic region, we are focusing our search on identifying a prospective target that can benefit from our operational expertise in the TMT industry, including the wireless communications industry. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors. Our amended and restated articles of incorporation prohibit us from effectuating a business combination with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Risks Related to Securities

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on Nasdaq. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share and our stockholder’s equity would generally be required to be at least $5,000,000. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock and warrants are listed on Nasdaq, our units, Class A common stock and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal activities subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act.

The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated articles of incorporation to modify the substance or timing of the ability of public stockholders to seek redemption in connection with an initial business combination or our obligation to redeem 100% of our public shares if we do not complete our initial business combination by November 3, 2022; and (iii) absent an initial business combination by November 3, 2022 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we do not complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We have not registered the Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants issued in our initial public offering under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A common stock included in the units.

However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the registration under the Securities Act of the Class A common stock issuable upon exercise of the warrants issued in our initial public offering and thereafter will use our commercially reasonable efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the shares of Class A common stock issuable upon exercise of the warrants issued in our initial public offering are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. If holders exercise their warrants on a cashless basis, the number of shares of Class A common stock that you will receive upon such cashless exercise will be based on a formula subject to a maximum amount of shares of 0.361 shares of Class A common stock per warrant (subject to adjustment).

If our shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of  “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use our commercially reasonable efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available. Exercising the warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of shares of Class A common stock upon a cashless exercise of the warrants they hold than they would have upon a cash exercise.

In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws and there is no exemption to registration available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in our initial public offering. In such an instance, our Sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the shares of Class A common stock underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying shares of Class A common stock. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants except on a cashless basis.

The grant of registration rights to our initial stockholders, independent directors and holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our shares of Class A common stock.

Pursuant to the registration and stockholder rights agreement entered into concurrently with our initial public offering, our initial stockholders, independent directors and their permitted transferees can demand that we register the shares of Class A common stock into which founder shares are convertible and Independent Director Shares, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the Class A common stock issuable upon exercise of the private placement warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the founder shares, the Independent Director Shares and the private placement warrants and the Class A common stock issuable upon exercise of such private placement warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the shares of common stock owned by our initial stockholders, holders of our private placement warrants or holders of our working capital loans or its permitted transferees are registered.

We may issue additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated articles of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated articles of incorporation authorize us to issue up to 500,000,000 shares of Class A common stock, par value $0.0001 per share, 50,000,000 shares of Class B common stock, par value $0.0001 per share, and 20,000,000 shares of preferred stock, par value $0.0001 per share.

As of December 31, 2020, there were 424,980,000 and 31,250,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B common stock. The Class B common stock is automatically convertible into Class A common stock at the time of the consummation of our initial business combination, initially at a one-for-one ratio, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as described herein. There are no shares of preferred stock currently issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares in connection with the redemption of our warrants or shares of Class A common stock upon conversion of the Class B common stock at a ratio of greater than one-to-one at the time of our initial business combination, as a result of anti-dilution provisions set forth therein.

However, our amended and restated articles of incorporation provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our shares of Class A common stock (except that an aggregate of up to 50,000 Independent Director Shares may at any time be issued and outstanding) (a) on any initial business combination or (b) to approve an amendment to our amended and restated articles of incorporation to (x) extend the time we have to consummate a business combination beyond November 3, 2022 or (y) amend the foregoing provisions. These provisions of our amended and restated articles of incorporation, like all provisions of our amended and restated articles of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

•	may significantly dilute the equity interest of investors in our stock;

•	may subordinate the rights of holders of Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;

•	could cause a change in control if a substantial number of shares of Class A common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of  $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that the closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we give notice of redemption to the warrant holders and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

In addition, we have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of  $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our shares of Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants, but only on a cashless basis, prior to redemption for a number of shares of Class A common stock determined based on the redemption date and the fair market value of our shares of Class A common stock. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of shares received is capped at 0.361 shares of Class A common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

Except in limited circumstances, none of the private placement warrants will be redeemable by us so long as they are held by our Sponsor or its permitted transferees.

Our warrants may have an adverse effect on the market price of our shares of Class A common stock and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 18,750,000 shares of our Class A common stock as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 11,333,333 private placement warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share. In addition, if our Sponsor or an affiliate of our Sponsor or certain of our officers and directors makes any working capital loans, such lender may convert those loans into up to an additional 1,000,000 private placement warrants, at the price of  $1.50 per warrant. To the extent we issue common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target. Such warrants, when exercised, will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the Class A common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target.

Because each unit contains one fourth of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other special purpose acquisition companies.

Each unit contains one fourth of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one common share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one fourth of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for targets. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if  (x) we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our initial stockholders or their affiliates, without taking into account any founder shares held by our initial stockholders or such affiliates, as applicable, prior to such issuance including any transfer or reissuance of such shares), (y) the aggregate gross proceeds from such issuances represent more than 50% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (z) the volume weighted average trading price of our Class A common stock during the 10 trading day period starting on the trading day prior to the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price of the warrants will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target.

A market for our securities may not be sustained, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the COVID-19 pandemic. Furthermore, an active trading market for our securities may not be sustained. You may be unable to sell your securities unless a market can be sustained.

Holders of shares of our Class A common stock are not entitled to vote on any appointment of directors we hold prior to our initial business combination.

Prior to our initial business combination, only holders of our founder shares have the right to vote on the appointment of directors. Holders of our public shares are not entitled to vote on the appointment of directors until such time. In addition, prior to our initial business combination, holders of two-thirds of the voting power of our founder shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

Since only holders of our founder shares will have the right to vote on the appointment of directors prior to our initial business combination, upon the listing of our shares on Nasdaq, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of our founder shares have the right to vote on the appointment of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, so long as more than 50% of the voting power for the election of our directors of a company is held by an individual, a group or another company, we will qualify as a “controlled company” under Nasdaq listing standards, and may elect not to comply with certain corporate governance requirements, including to have: (i) a majority of independent directors; (ii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iii) director nominees selected, or recommended for the board of director’s selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. Although we do not intend to rely on these exemptions, we may elect to rely on these exemptions in the future, and as a result, our stockholders may not have the corporate governance protections that are available to stockholders of companies that are not controlled companies.

Unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional shares of Class A common stock if we issue certain shares to consummate an initial business combination.

The founder shares will automatically convert into shares of Class A common stock at the time of the consummation of our initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as described herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of shares of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (other than Independent Director Shares and after giving effect to any redemptions of shares of Class A common stock by public stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our Sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of founder shares will never occur on a less than one-for-one basis. Our structure is different than some other similarly structured special purpose acquisition companies in which the initial stockholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial business combination.

The warrants may become exercisable and redeemable for a security other than shares of Class A common stock, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the shares of Class A common stock. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use its commercially reasonable efforts to register the issuance of the security underlying the warrants within fifteen business days of the closing of an initial business combination.

Risks Related to our Sponsor and Management Team

Our independent directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of  (i) $10.00 per share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case less taxes payable, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We depend upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target, however, cannot presently be ascertained. Although some of our key personnel may remain with the target in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target, subject to their fiduciary duties under Nevada law. In addition, pursuant to an agreement to be entered into on or prior to the closing of our initial public offering, our Sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as the Sponsor holds any securities covered by the registration and shareholder rights agreement.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we will continue to engage in the business of identifying and combining with one or more businesses or assets. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including DISH and EchoStar, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Our amended and restated articles of incorporation provide that the corporate opportunity doctrine will not apply to our directors or officers in circumstances where it would conflict with any fiduciary duties or contractual obligations they may have, and that we renounce any expectancy that our directors or officers will offer such a corporate opportunity to us, except if all of the following conditions are satisfied: (a) we have expressed an interest in the business opportunity as determined from time to time by our board of directors as evidenced by resolutions appearing in our minutes; (b) the opportunity relates to a line of business in which we are then directly engaged; (c) the director or officer is permitted to refer the opportunity to us without violating any legal obligation; and (d) in the case of a director or officer who, at the time the opportunity is presented, has a fiduciary relationship to DISH or EchoStar, and the opportunity relates to a line of business in which DISH or EchoStar is then engaged or has expressed an interest, the director or officer has first referred the opportunity to DISH or EchoStar, as applicable, and that entity has declined to pursue the opportunity. In addition, our Sponsor, officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target that is affiliated with our directors or executive officers, including our Sponsor, although we do not intend to do so or we may acquire a target through an Affiliated Joint Acquisition. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Nevada law and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more targets that have relationships with entities that may be affiliated with our Sponsor and its executive officers, directors or existing holders, which may raise potential conflicts of interest.

In light of the involvement of our Sponsor and its executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor or its executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Despite our agreement to obtain an opinion from an independent investment banking firm or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our Sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire after our initial public offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On August 28, 2020, our founder purchased an aggregate of 28,750,000 founder shares for $25,000, or approximately $0.001 per share and transferred 2,875,000 founder shares to Jason Kiser, our Chief Executive Officer, for approximately the same per-share price initially paid by our founder. On October 21, 2020, our founder and Jason Kiser contributed their founder shares to our Sponsor, in return for proportionate equity interests. On October 23, 2020, our Sponsor forfeited 7,187,500 founder shares, resulting in our Sponsor holding 21,562,500 founder shares. Additionally, on December 14, 2020, our Sponsor forfeited 2,812,500 founder shares, resulting in our Sponsor holding 18,750,000 founder shares. Prior to the initial investment in the company of  $25,000 by our founder, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor purchased an aggregate of 11,333,333 private placement warrants, each exercisable for one share of Class A common stock at $11.50 per share, for an aggregate purchase price of  $17,000,000, or $1.50 per warrant, that will also be worthless if we do not complete our initial business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as November 3, 2022 nears, which is the deadline for our completion of an initial business combination.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders beneficially own 20% of our issued and outstanding common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated articles of incorporation. If our initial stockholders purchase any additional Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our other officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were appointed by our Sponsor, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our Sponsor, because of its ownership position, will control the outcome, as only holders of our founder shares will have the right to vote on the appointment of directors and to remove directors prior to our initial business combination. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

Risks Related to Acquiring and Operating a Business in Foreign Countries

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	challenges in managing and staffing international operations;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks and wars; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

General Risk Factors

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the State of Nevada with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, by paying public stockholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under Nevada law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution.

The pro rata portion of the trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by November 3, 2022 may be considered a liquidating distribution under Nevada law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more). Any action or suit must be commenced within two years after the dissolution if the plaintiff knew or should have known the underlying facts on or before the dissolution, or within three years after the date of dissolution in all other cases.

Furthermore, if the pro rata portion of the trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by November 3, 2022 is not considered a liquidating distribution under Nevada law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 11.380 of the NRS, the statute of limitations for claims of creditors against stockholders could be three years after the plaintiff knew or should have known the underlying facts.

Our search for a business combination, and any target with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 outbreak and the status of debt and equity markets.

On March 11, 2020, the World Health Organization characterized the COVID-19 outbreak as a “pandemic.” The COVID-19 outbreak has resulted in, and a significant outbreak of other infectious diseases could result in, a widespread health crisis adversely affecting the economies and financial markets worldwide, potentially including the business of any potential target business with which we intend to consummate a business combination. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or make it impossible or impractical to negotiate and consummate a transaction with the target company’s personnel, vendors and service providers in a timely manner, if at all. The extent to which COVID-19 will impact our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including the actions to contain COVID-19 or its impact, among others. While vaccines for COVID-19 are being, and have been developed, there is no guarantee that any such vaccine will be durable and effective and we expect it will take significant time before the vaccines are available, delivered and accepted on a significant scale. If any treatment or vaccine for COVID-19 is ineffective or underutilized, any impact on our business may be prolonged. The disruptions posed by COVID-19 or other public health emergencies, diseases or matters of global concern could materially adversely affect our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination.

In addition, our ability to consummate a transaction may depend on our ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

The COVID-19 outbreak may also have the effect of heightening other risks described in this “Risk Factors” section.

Past performance by our management team or their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team and their affiliates, or businesses associated with them, is presented for informational purposes only. Past performance by such individuals and entities is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of the performance of our management team or their affiliates or businesses associated with them as indicative of our future performance of an investment in us or the returns we will, or are likely to, generate going forward.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700,000,000 as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Provisions in our amended and restated articles of incorporation and Nevada law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our shares of Class A common stock and could entrench management.

Our amended and restated articles of incorporation contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include:

•	the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities;

•	a staggered board of directors; and

•	the fact that prior to the completion of our initial business combination only holders of our founder shares, which have been issued to our Sponsor, are entitled to vote on the appointment of directors.

All of these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Nevada law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Provisions in our amended and restated articles of incorporation and Nevada law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated articles of incorporation require, unless we consent in writing to the selection of an alternative forum, the Eighth Judicial District Court of Clark County, Nevada, shall, to the fullest extent permitted by law, be the exclusive forum for any or all actions, suits, proceedings, whether civil, administrative or investigative or that asserts any claim or counterclaim, (a) brought in the name or right of our company or on our behalf; (b) asserting a claim for breach of any fiduciary duty owed by any director, officer, employee or agent of our company to us or our stockholders; (c) arising or asserting a claim pursuant to any provision of Chapters 78 or 92A of the NRS or any provision of our amended and restated articles of incorporation or bylaws; (d) to interpret, apply, enforce or determine the validity of our amended and restated articles of incorporation or bylaws; or (e) asserting a claim governed by the internal affairs doctrine. In the event that the Eighth Judicial District Court of Clark County, Nevada does not have jurisdiction over any such action, then any other state district court located in the State of Nevada shall be the exclusive forum for such action. In the event that no state district court in the State of Nevada has jurisdiction over any such action, then a federal court located within the State of Nevada shall be the exclusive forum for such action. Notwithstanding the foregoing, our amended and restated articles of incorporation provide that this exclusive forum provision will not apply to suits arising under (i) the Exchange Act or any other claim for which federal courts have exclusive jurisdiction and (ii) the Securities Act.

Although we believe this provision benefits us by providing increased consistency in the application of Nevada law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers.

Certain agreements related to our initial public offering may be amended without stockholder approval.

Each of the agreements related to our initial public offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without stockholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our initial stockholders, Sponsor, officers and directors; the registration and stockholder rights agreement among us and our initial stockholders; and the private placement warrants purchase agreement between us and our Sponsor. These agreements contain various provisions that our public stockholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the founder shares, Independent Director Shares, private placement warrants and other securities held by our initial stockholders, Sponsor, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial business combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our initial stockholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

We may face risks related to businesses in the TMT industry.

Business combinations with businesses in the TMT industry entail special considerations and risks. If we are successful in completing a business combination with such a target, we may be subject to, and possibly adversely affected by, the following risks:

•	if we do not develop successful new products or improve existing ones, our business will suffer;

•	we may invest in new lines of business that could fail to attract or retain users or generate revenue;

•	we will face significant competition and if we are not able to maintain or improve our market share, our business could suffer;

•	the loss of one or more members of our management team, or our failure to attract and retain other highly qualified personnel in the future, could seriously harm our business;

•	if our security is compromised or if our platform is subjected to attacks that frustrate or thwart our users’ ability to access our products and services, our users, advertisers, and partners may cut back on or stop using our products and services altogether, which could seriously harm our business;

•	mobile malware, viruses, hacking and phishing attacks, spamming, and improper or illegal use of our products could seriously harm our business and reputation;

•	if we are unable to successfully grow our user base and further monetize our products or services, our business will suffer;

•	if we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be seriously harmed;

•	we may be subject to regulatory investigations and proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a way that could seriously harm our business;

•	components used in our products may fail as a result of a manufacturing, design, or other defect over which we have no control, and render our devices inoperable;

•	an inability to manage rapid change, increasing consumer expectations and growth;

•	an inability to build strong brand identity and improve subscriber or customer satisfaction and loyalty;

•	an inability to deal with our subscribers’ or customers’ privacy concerns;

•	an inability to license or enforce intellectual property rights on which our business may depend;

•	an inability by us, or a refusal by third parties, to license content to us upon acceptable terms;

•	potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;

•	competition for the leisure and entertainment time and discretionary spending of subscribers or customers, which may intensify in part due to advances in technology and changes in consumer expectations and behavior;

•	disruption or failure of our networks, systems or technology as a result of misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events; and

•	our target company may have a significant need to raise capital to fund operations, serve customers and compete efficiently, and that capital may not be available on acceptable terms or at all.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective targets are not limited to the TMT industry. Accordingly, if we acquire a target in another industry, we will be subject to risks attendant with the specific industry in which we operate or target which we acquire, which may or may not be different than those risks listed above.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation. We currently maintain our principal executive offices at 5701 S. Santa Fe Dr., Littleton, CO 80120, which is provided by our founder. This space is provided to us for no compensation. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3.	Legal Proceedings

To the knowledge of our management, there is no litigation currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our units, Class A common stock and warrants are each traded on the Nasdaq Capital Market under the symbols “CONXU,” “CONX” and “CONXW,” respectively. Our units commenced public trading on October 30, 2020, and our Class A common stock and warrants commenced separate public trading on December 21, 2020.

Holders

On March 15, 2021, there was one holder of record of our units, three holders of record of our Class A common stock (including shares of Class A common stock held by our independent directors), two holders of record of our warrants and one holder of record of our Class B common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Annual Report”) to “we,” “us” or the “Company” refer to CONX Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to nXgen Opportunities, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are an early-stage blank check company incorporated in the State of Nevada on August 26, 2020, whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or assets. We intend to effectuate our initial business combination utilizing cash from the proceeds of our initial public offering and the sale of the Private Placement Warrants (as defined below), our capital stock, debt or a combination of cash, stock and debt. Although we are not limited to a particular industry or sector for purposes of consummating an initial business combination, we intend to focus our search on identifying a prospective target that can benefit from our operational expertise in the technology, media and telecommunications (“TMT”) industry, including the wireless communications industry. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on October 29, 2020. On November 3, 2020, we consummated the Initial Public Offering of 75,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $750.0 million. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 11,333,333 Private Placement Warrants to the Sponsor at a price of $1.50 per warrant, generating gross proceeds of $17 million.

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $750.0 million was placed in the Trust Account (as defined below) and we had $1.7 million of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $42.3 million in transaction costs, including $15 million of underwriting fees, $26.3 million of deferred underwriting fees and $1 million of other costs.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of private placement units, although substantially all of the net proceeds are intended to be applied generally toward consummating an initial business combination.

If we are unable to complete an initial business combination within 24 months from the closing of the Initial Public Offering, or November 3, 2022 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to our obligations under Nevada law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 26, 2020 (inception) through November 3, 2020 were organizational activities, and those necessary to prepare for the Initial Public Offering, described below. Subsequent to our Initial Public Offering, we have been focused on identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from August 26, 2020 (inception) through December 31, 2020, we had a net loss of $(158,161), which was primarily related to formation costs and general and administrative expenses.

Liquidity and Capital Resources

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through the receipt of $25,000 from Charles W. Ergen in exchange for the issuance of the founder shares, and a promissory note (the “Note”) issued by Mr. Ergen. We repaid the Note on November 3, 2020.

On November 3, 2020, we consummated the Initial Public Offering of 75,000,000 Units at a price of $10.00 per unit generating gross proceeds of $750.0 million. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 11,333,333 private placement warrants (the “Private Placement Warrants”) to the Sponsor at a price of $1.50 per warrant, generating gross proceeds of $17 million.

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $750.0 million was placed in the trust account (the “Trust Account”) and we had $1.7 million of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $42.3 million in transaction costs, including $15 million of underwriting fees, $26.3 million of deferred underwriting fees and $1 million of other costs in connection with our initial public offering and the sale of the Private Placement Warrants.

For the year ended December 31, 2020, net cash used in operating activities was $(115,223). Net loss of $(158,161) was offset by interest earned on marketable securities of $5,343. Changes in operating assets and liabilities provided $47,159 of cash from operating activities.

At December 31, 2020, we had cash and marketable securities held in the Trust Account of $751,217,180.

We intend to utilize substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our initial business combination. During the year ended December 31, 2020, we withdrew no interest earned on the Trust Account to pay income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial business combination, the initial stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.50 per warrant at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating and consummating our initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

Underwriting Agreement

The underwriters were paid a cash underwriting discount of $0.20 per unit, or $15 million in the aggregate, upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $26.3 million in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete our initial business combination, subject to the terms of the underwriting agreement.

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

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our audited financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the audited financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants held in the Trust Account are invested in U.S. securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in hedging activities with respect to the market risk to which we are exposed.

Item 8.	Financial Statements and Supplementary Data

Our financial statements and notes thereto begin on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, are recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Officers and Directors

Our officers and directors are as follows:

Name	Age	Position
Charles W. Ergen	68	Chairman
Jason Kiser	56	Chief Executive Officer, Director
Gerald Gorman	65	Director
Adrian Steckel	53	Director

Charles W. Ergen.   Mr. Ergen is our founder and has served as our Chairman since our formation. He also serves as executive Chairman of DISH and has been Chairman of the board of directors of DISH since its formation. During the past five years, Mr. Ergen has held various executive officer and director positions with DISH and its subsidiaries including the position of President, which he most recently held from March 2015 to December 2015, and Chief Executive Officer, which he held most recently from March 2015 to December 2017. During 1980, Mr. Ergen co-founded DISH with his future spouse, Cantey M. Ergen, and James DeFranco. Mr. Ergen also serves as executive Chairman and Chairman of the board of directors of EchoStar.

Jason Kiser.   Mr. Kiser has served as our Chief Executive Officer and Director since our formation. He has served as Treasurer of DISH since 2008, and has been employed by entities owned or controlled by Mr. Ergen for over 30 years. Since joining EchoSphere Corporation (later DISH) in 1987, he has held various operational, managerial and financial positions.

Gerald Gorman.   Mr. Gorman, one of our Directors, has been the Chief Executive Officer of World Media Group, LLC since 2004. World Media Group, LLC builds and partners to develop innovative technology companies including Doctor.com, a leader in healthcare consumerism, acquired by Press Ganey Associates LLC, India.com, a large Indian news and entertainment partnership with Penske Media acquired by Zee TV, and Lawyer.com, the leading matching engine for consumers and lawyers. World Media Group, LLC invests and partners to help launch startups via its World Accelerator. Partners include Scientist.com, Calendar.com and Outerspace.com. Recently funded ventures include a video meeting platform and an office wellness management system. World Media Group was an early investor in bitcoin and blockchain related ventures including Sweet.io, a social rewards platform for music labels, sports teams and consumer brands. Prior to founding World Media Group, LLC, Mr. Gorman was Chairman and Chief Executive Officer of Mail.com, which he co-founded in 1995. Prior to founding Mail.com, Mr. Gorman was a Managing Director in the investment banking division of Donaldson, Lufkin & Jenrette where he founded the Satellite Financing Group and completed pioneering transactions for satellite industry leaders, including DISH, PanAmSat Corporation, and Asia Satellite Telecommunications Company Limited. Mr. Gorman holds a degree in Mechanical Engineering from Melbourne University and an MBA from Columbia University.

Adrian Steckel.   Mr. Steckel, one of our Directors, is a leading technology executive with extensive experience in building companies from the ground up and working to enable voice and data communications in countries around the world. Mr. Steckel was the Chief Executive Officer at OneWeb Global Limited, where he was responsible for overseeing the company's growth, long-term strategic development, fundraising, and commercial success. OneWeb Global Limited declared bankruptcy on March 27, 2020. Prior to joining OneWeb Global Limited, Mr. Steckel was the CEO of Grupo Iusacell Celular, S.A. de C.V., a successful mobile carrier in Mexico, which was acquired by AT&T, Inc. in 2015. Mr. Steckel currently serves as a director on the board of Uphold Ltd.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, initially consisting of Gerald Gorman and Adrian Steckel, will expire at our first annual meeting. The term of office of the second class of directors, initially consisting of Jason Kiser, will expire at our second annual meeting. The term of office of the third class of directors, initially consisting of Charles W. Ergen, will expire at our third annual meeting.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of two-thirds of the voting power of our founder shares may remove a member of the board of directors for any reason.

Our Sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as the Sponsor holds any securities covered by the registration and stockholder rights agreement.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors. Our board of directors is authorized to appoint officers as it deems appropriate.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering and that our initial business combination be approved by a majority of our independent directors. We expect a majority of our board of directors to be comprised of independent directors within 12 months from the date of listing to comply with the majority independent board requirement. Our board has determined that Mr. Gorman and Mr. Steckel are independent directors under applicable SEC and Nasdaq rules. We expect our independent directors will have regularly scheduled meetings at which only independent directors are present.

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. On August 28, 2020, our founder purchased an aggregate of 28,750,000 founder shares for $25,000, or approximately $0.001 per share and transferred 2,875,000 founder shares to Jason Kiser, our Chief Executive Officer, for approximately the same per-share price initially paid by our founder. On October 21, 2020, our founder and Jason Kiser contributed their founder shares to our Sponsor, in return for proportionate equity interests, resulting in our Sponsor holding 28,750,000 founder shares. On October 23, 2020, our Sponsor forfeited 7,187,500 founder shares, resulting in our Sponsor holding 21,562,500 founder shares. On October 23, 2020, we granted 10,000 Independent Director Shares to Gerald Gorman. On December 14, 2020, our Sponsor forfeited 2,812,500 founder shares, resulting in our Sponsor holding 18,750,000 founder shares. On January 27, 2021, we granted 10,000 Independent Director Shares to Adrian Steckel. We expect to make similar grants to any additional independent directors. Our Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential targets and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our Sponsor, executive officers or directors or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, our founder may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 under the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

The members of our audit committee are Mr. Gorman, who serves as chairman of the audit committee, Mr. Steckel and Mr. Kiser. We will appoint a third qualifying member to our audit committee within one year from the date of listing, replacing Mr. Kiser, in each case, to comply with the audit committee requirement.

Each member of the audit committee is financially literate and Mr. Gorman qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•	monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms our initial public offering; and

•	reviewing and approving all payments made to our existing stockholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested directors abstaining from such review and approval.

Compensation Committee

The members of our compensation committee are Mr. Gorman, who serves as chairman of the compensation committee, and Mr. Kiser. The Compensation Committee is responsible for:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws. We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Conflicts of Interest

In general, officers and directors of a corporation incorporated under the laws of the State of Nevada cannot exploit business opportunities that belong to the corporation but are required to present that opportunity to the corporation.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including DISH and EchoStar, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. In addition, such entities may compete with us for business combination opportunities and, if such opportunities are pursued by such entities, we may be precluded from pursuing such opportunities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and may only decide to present it to us if such entity rejects the opportunity and consummating the same would not violate any restrictive covenants to which such officers and directors are subject. Our amended and restated articles of incorporation provide that the corporate opportunity doctrine will not apply to our directors or officers in circumstances where it would conflict with any fiduciary duties or contractual obligations they may have, and that we renounce any expectancy that our directors or officers will offer such a corporate opportunity to us, except if all of the following conditions are satisfied: (a) we have expressed an interest in the business opportunity as determined from time to time by our board of directors as evidenced by resolutions appearing in our minutes; (b) the opportunity relates to a line of business in which we are then directly engaged; (c) the director or officer is permitted to refer the opportunity to us without violating any legal obligation; and (d) in the case of a director or officer who, at the time the opportunity is presented, has a fiduciary relationship to DISH or EchoStar, and the opportunity relates to a line of business in which DISH or EchoStar is then engaged or has expressed an interest, the director or officer has first referred the opportunity to DISH or EchoStar, as applicable, and that entity has declined to pursue the opportunity. In addition, our Sponsor, initial stockholders, officers, directors and/or their affiliates may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Notwithstanding the foregoing, we may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities.

Our amended and restated articles of incorporation also provide that we may enter into future transactions with DISH and EchoStar, including agreements not to compete and agreements causing each company’s directors and officers to allocate business opportunities between us, DISH and EchoStar.

Potential investors should also be aware of the following other potential conflicts of interest:

•	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

•	Our initial stockholders purchased founder shares prior to the date of our initial public offering and purchased Private Placement Warrants in a transaction that closed simultaneously with the closing of our initial public offering. Our independent directors have received or will receive Independent Director Shares on the date of their appointment. Our initial stockholders and independent directors have entered or will enter into agreements with us pursuant to which they have agreed or will agree to waive their redemption rights in connection with the completion of our initial business combination with respect to their founder shares, Independent Director Shares and any public shares they hold. The other members of our management team have entered into agreements similar to the one entered into by our initial stockholders with respect to any public shares acquired by them. Additionally, our initial stockholders and independent directors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and Independent Director Shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the Private Placement Warrants will expire worthless. Furthermore, our initial stockholders and independent directors have agreed not to transfer, assign or sell any of their founder shares and Independent Director Shares until the earlier to occur of: (i) 180 days after the completion of our initial business combination and (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our stockholders (other than independent directors) having the right to exchange their common stock for cash, securities or other property; except to certain permitted transferees and under certain circumstances. Subject to certain limited exceptions, the Private Placement Warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and director nominees will own common stock or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target is an appropriate business with which to effectuate our initial business combination.

•	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target as a condition to any agreement with respect to our initial business combination.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our Sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our Sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or a valuation or appraisal firm, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our Sponsor or any of our existing officers or directors or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination.

We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public stockholders for a vote, our initial stockholders and independent directors have agreed to vote their founder shares, Independent Director Shares and any public shares purchased by them in favor of initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our bylaws provide, pursuant to the authority in our amended and restated articles of incorporation, that our officers and directors will be indemnified by us to the fullest extent permitted by Nevada law, as it may be amended from time to time. In addition, our amended and restated articles of incorporation eliminate the liability of our officers and directors to the fullest extent permitted by Nevada law. Nevada law provides that our directors and officers will not be individually liable to us, our stockholders or our creditors for any damages for any act or failure to act in the capacity of a director or officer other than in circumstances where both (i) the presumption that the director or officer acted in good faith, on an informed basis and with a view to the interests of the corporation has been rebutted, and (ii) the act or failure to act of the director or officer is proven to have been a breach of his or her fiduciary duties as a director or officer and such breach is proven to have involved intentional misconduct, fraud or a knowing violation of law.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated articles of incorporation and bylaws. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Nevada law would permit such indemnification.

The Company may also purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Except with respect to any public shares they may acquire (in the event we do not consummate an initial business combination), our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the Trust Account, and not to seek recourse against the Trust Account for any reason whatsoever, including with respect to such indemnification.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Availability of Documents

We have filed a copy of our form of Code of Ethics, our audit committee charter and compensation committee charter as exhibits to the registration statement filed in connection with our initial public offering. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11.	Executive Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. On August 28, 2020, our founder purchased an aggregate of 28,750,000 founder shares for $25,000, or approximately $0.001 per share and transferred 2,875,000 founder shares to Jason Kiser, our Chief Executive Officer, for approximately the same per-share price initially paid by our founder. On October 21, 2020, our founder and Jason Kiser contributed their founder shares to our Sponsor, in return for proportionate equity interests, resulting in our Sponsor holding 28,750,000 founder shares. On October 23, 2020, our Sponsor forfeited 7,187,500 founder shares, resulting in our Sponsor holding 21,562,500 founder shares. On October 23, 2020, we granted 10,000 Independent Director Shares to Gerald Gorman. On December 14, 2020, our Sponsor forfeited 2,812,500 founder shares, resulting in our Sponsor holding 18,750,000 founder shares. On January 27, 2021, we granted 10,000 Independent Director Shares to Adrian Steckel. We expect to make similar grants to any additional independent directors. Our Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential targets and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our Sponsor, executive officers or directors or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, our founder may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2021 based on information obtained from the persons named below and filings on Schedule 13-G made with the SEC, with respect to the beneficial ownership of shares of our common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors that beneficially owns shares of our common stock; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owners(1)	Number of Shares Beneficially Owned	% of Class	Number of Shares Beneficially Owned (2)	% of Class
Magnetar Financial LLC (3)	4,655,000	6.21%
HGC Investment Management Inc.(4)	4,204,999	5.61%
Palestra Capital Management LLC(5)	4,000,000	5.33%
nXgen Opportunities LLC (6)			18,750,000	100%
Charles W. Ergen (6)			18,750,000	100%
Jason Kiser	—		—
Gerald Gorman	10,000	*
Adrian Steckel	10,000	*
All directors and executive officers as a group (four individuals)	20,000	*	18,750,000	100%

*Less than one percent

(1) Unless otherwise noted, the business address of each of the following entities or individuals is 5701 S. Santa Fe Dr. Littleton, CO 80120.

(2) Interests shown consist solely of shares of Class B common stock which are referred to herein as founder shares. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities.”

(3) Holdings as of December 31, 2020 as reported on Schedule 13G filed by Magnetar Constellation Master Fund, Ltd (“Constellation Master Fund”), Magnetar Constellation Fund II, Ltd (“Constellation Fund”), Magnetar Xing He Master Fund Ltd (“Xing He Master Fund”), Magnetar Capital Master Fund Ltd, (“Master Fund”), Magnetar Systematic Multi-Strategy Master Fund Ltd (“Systematic Master Fund”), Purpose Alternative Credit Fund Ltd (“Purpose Fund”), all Cayman Islands exempted companies; Magnetar Structured Credit Fund, LP, (“Structured Credit Fund”), a Delaware limited partnership; Magnetar Lake Credit Fund LLC (“Lake Credit Fund) and Purpose Alternative Credit Fund – T LLC (“Purpose Fund – T”), Delaware limited liability companies; collectively (the “Magnetar Funds”). According to the Schedule 13G, Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the Units held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Litowitz.

(4) Holdings as of December 31, 2020 as reported on Schedule 13G filed by HGC Investment Management Inc., which serves as the investment manager to HGC Arbitrage Fund LP, an Ontario limited partnership (the “Fund”), with respect to the shares held by the HGC Investment Management Inc. on behalf of the Fund.

(5) Holdings as of December 31, 2020 as reported on Schedule 13G filed by Palestra Capital Management LLC, Palestra Management LP, Andrew Immerman and Jeremy Schiffman. According to the Schedule 13G, each of Palestra Capital Management LLC, Palestra Management LP, Andrew Immerman and Jeremy Schiffman shares voting and dispositive power with respect to the shares reported hereby.

(6) Our Sponsor is the record holder of the shares reported herein. Charles W. Ergen controls the Sponsor. Charles W. Ergen disclaims beneficial ownership over any securities owned by the Sponsor other than to the extent of his pecuniary interest therein.

Changes in Control.

Not applicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

On August 28, 2020, our founder purchased an aggregate of 28,750,000 founder shares for $25,000, or approximately $0.001 per share and transferred 2,875,000 founder shares to Jason Kiser, our Chief Executive Officer, for approximately the same per-share price initially paid by our founder. On October 21, 2020, our founder and Jason Kiser contributed their founder shares to our Sponsor, in return for proportionate equity interests. On October 23, 2020, our Sponsor forfeited 7,187,500 founder shares, resulting in our Sponsor holding 21,562,500 founder shares. On December 14, 2020 our Sponsor forfeited 2,812,500 founder shares, resulting in our Sponsor holding 18,750,000 founder shares.

Our Sponsor purchased an aggregate of 11,333,333 Private Placement Warrants (each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of  $1.50 per warrant), in a private placement that closed simultaneously with the closing of our initial public offering. The Private Placement Warrants (including the Class A common stock issuable upon exercise of the Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination.

On October 23, 2020, we granted 10,000 shares of Class A common stock (“Independent Director Shares”) to one of our independent directors, Mr. Gorman, and on January 27, 2021, we granted 10,000 Independent Director Shares to our second independent director, Mr. Steckel. We expect to make similar grants to our additional independent directors as they are appointed.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities.

Furthermore, we are not under any obligation to sell any such units. Such investment would be made on terms and conditions determined at the time of the business combination.

We currently utilize office space at 5701 S. Santa Fe Dr., Littleton, CO 80120 from our founder, for which we do not pay any compensation. No compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential targets and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

Prior to the closing of our initial public offering, our founder agreed to loan us up to $1,000,000 to be used for a portion of the expenses of our initial public offering. This loan was non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of our initial public offering. This loan was repaid on November 3, 2020.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of  $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account.

Any of the foregoing payments to our Sponsor, repayments of loans from our Sponsor or repayments of working capital loans prior to our initial business combination have been or will be made using funds held outside the Trust Account.

After our initial business combination, our founder may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Policy for Approval of Related Party Transactions

Our board of directors adopted a policy setting forth the policies and procedures for its review and approval or ratification of  “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of  $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or executive officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who may be a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering and that our initial business combination be approved by a majority of our independent directors. We expect a majority of our board of directors to be comprised of independent directors within 12 months from the date of listing to comply with the majority independent board requirement. Our board has determined that Mr. Gorman and Mr. Steckel are independent directors under applicable SEC and Nasdaq rules. We expect our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accounting Fees and Services

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC, or Withum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Form 10-Q for the respective periods and other required filings with the SEC for the period from August 26, 2020 (inception) through December 31, 2020 totaled $87,035. The above amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards during the period from August 26, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Wihum for tax planning and tax advice for the period from August 26, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Withum for other services for the period from August 26, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Part IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(1) Financial Statements

(2) Financial Statements Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3) Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Copies of such material can be obtained on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary

Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. The Registrant has elected not to include such summary information.

Exhibit Number	Description
1.1	Underwriting Agreement, dated October 29, 2020, by and among the Company and Deutsche Bank Securities Inc. (Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2020).
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2020).
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 3, 2020).
4.1	Warrant Agreement, dated October 29, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2020).
4.2	Description of Securities.*
10.1	Letter Agreement, dated October 29, 2020, by and among the Company, its executive officers, its directors and nXgen Opportunites, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2020).
10.2	Investment Management Trust Agreement, dated October 29, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 3, 2020).
10.3	Registration Rights and Stockholder Agreement, dated October 29, 2020, by and among the Company, nXgen Opportunites, LLC and the other holders party thereto (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 3, 2020).
10.4	Private Placement Warrants Purchase Agreement, dated October 29, 2020, by and among the Company and nXgen Opportunites, LLC (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on November 3, 2020).
10.5	Form of Indemnity Agreement between the Company and each of the officers and directors of the Company (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on November 3, 2020).
31.1**	Certification of Chief Executive Officer (Principal Executive, Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

CONX Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of CONX Corp. (the “Company”), as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from August 26, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 26, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

March 31, 2021

CONX CORP.

BALANCE SHEET

December 31, 2020

Assets:
Cash	$1,211,837
Cash held in trust account	750,005,343
Prepaid expenses	22,333
Other receivable	3,508
Total assets	751,243,021
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	112,500
Accrued expenses	25,000
Income taxes payable	1,122
Total current liabilities	138,622
Deferred legal fees	275,000
Deferred underwriting fee payable	26,250,000
Total liabilities	26,663,622
Commitments

Class A common stock subject to possible redemption, 71,957,939 shares at $10.00 per share	719,579,390
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized; 3,052,061 issued and outstanding (excluding 71,957,939 shares subject to possible redemption) (1)	305
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 18,750,000 shares issued and outstanding	1,875
Additional paid-in capital	5,155,990
Accumulated deficit	(158,161)
Total Stockholders’ Equity	5,000,009
Total Liabilities and Stockholders’ Equity	751,243,021

(1)     This number includes 10,000 restricted shares of Class A common stock granted to Gerald Gorman on October 23, 2020, the Company’s first independent director (Note 6).

The accompanying notes are an integral part of the financial statements.

CONX Corp.

STATEMENT OF OPERATIONS

For the period from August 26, 2020 (inception) through December 31, 2020

General and administrative expenses	$162,382
Loss from operations	(162,382)
Interest income on securities held in Trust Account	5,343
Loss before income tax expense	(157,039)
Income tax expense	1,122
Net loss	(158,161)
Weighted average common shares outstanding, basic and diluted
Class A – Public shares	75,000,000
Class B – Common stock	18,750,000
Basic and diluted net loss per common share
Class A – Public shares	$0.00
Class B – Common	$(0.01)

The accompanying notes are an integral part of the financial statements.

CONX Corp.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period from August 26, 2020 (inception) through December 31, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—August 26, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Sale of common stock to Founders at $0.001 per share(1)	—	—	21,562,500	2,156	22,844	—	25,000
Forfeiture of common stock to Founders	—	—	(2,812,500)	(281)	281	—	—
Sale of common stock in IPO, net of offering costs	75,010,000	7,501	—	—	724,705,059	—	724,712,560
Shares subject to redemption	(71,957,939)	(7,196)	—	—	(719,573,314)		(719,579,390)
Net loss	—	—	—	—	—	(158,161)	(158,161)
Balance—December 31, 2020	3,052,061	$305	$18,750,000	$1,875	$5,155,990	$(158,161)	$5,000,009

(1)	The financial statements have been retroactively restated to reflect that the Sponsor forfeited 7,187,500 of its Founder Shares on October 23, 2020 (see Note 6).

CONX Corp.

STATEMENT OF CASH FLOWS
For the period from August 26, 2020 (inception) through December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(158,161)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Interest earned on securities held in Trust Account	(5,343)
Changes in operating assets and liabilities:
Prepaid expenses	(22,333)
Other receivable	(3,508)
Accounts payable	48,000
Accrued expenses	25,000
Income tax payable	1,122
Net cash used in operating activities	(115,223)
Investing Activities
Investment of cash in Trust Account, net	(750,000,000)
Net cash and cash equivalents used in investing activities	(750,000,000)
Financing Activities
Proceeds from sale of common stock to founder	25,000
Proceeds from promissory note – related party	373,000
Repayment of promissory note – related party	(373,000)
Proceeds from Private Placement Units	17,000,000
Proceeds from sale of Units, net of underwriting discounts paid	735,000,000
Payment of offering costs	(697,940)
Net cash provided by financing activities	751,327,060
Net change in cash	1,211,837

Cash—beginning of the period	—
Cash—end of the period	$1,211,837
Supplemental disclosure of noncash financing activities:

Offering costs included in accounts payable	$64,500
Deferred legal fees included in offering costs	$275,000
Deferred underwriting fees included in offering costs	$26,250,000
Change in value of common stock subject to possible redemption	$719,579,390

The accompanying notes are an integral part of the financial statements.

CONX Corp.
Notes to the Financial Statements

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from August 26, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s Sponsor is nXgen Opportunities, LLC, a Nevada limited liability company (the “Sponsor”). The registration statement for the Initial Public Offering was declared effective on November 29, 2020. On November 3, 2020, the Company consummated the Initial Public Offering of 75,000,000 Units (the “Units” and the shares of Class A common stock included in the Units, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $750.0 million (the “Initial Public Offering”), and incurring offering costs of approximately $42.3 million, inclusive of approximately $26.3 million in deferred underwriting commissions (Note 5).

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

Upon the closing of the Initial Public Offering and the Private Placement, a total of $750.0 million ($10.00 per Unit), consisting of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement, was placed in a trust account (“Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and is invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business Combination or (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined above) (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).

CONX Corp.
Notes to the Financial Statements

The Company will provide holders of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares (as defined below) upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Articles of Incorporation (the “Articles of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4), the independent directors have agreed to vote the shares granted to them as compensation (the "Independent Director Shares") and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders and independent directors have agreed to waive their redemption rights with respect to their Founder Shares, the Independent Director Shares and Public Shares in connection with the completion of a Business Combination.

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

The Sponsor, Messrs. Charles W. Ergen and Jason Kiser (the “initial stockholders”) have agreed not to propose an amendment to the Articles of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination by November 3, 2022 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less amounts released to pay taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to its obligations under Nevada law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

CONX Corp.
Notes to the Financial Statements

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

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

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

This may make comparison of the Company’s financial statements with those of another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

CONX Corp.
Notes to the Financial Statements

Note 2—Summary of Significant Accounting Policies

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Investments Held in Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, the Company was required to place net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement in a Trust Account, which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by management of the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account. Investments held in Trust Account are classified as trading securities, which are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in gain on marketable securities, dividends and interest held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities during the reporting period. Actual results could differ from those estimates.

CONX Corp.
Notes to the Financial Statements

Common Stock Subject to Possible Redemption

The Company will provide holders of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, sold in the Initial Public Offering with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Articles of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders have agreed to vote their Founder Shares (as defined below in Note 4), the independent directors have agreed to vote the shares granted to them as compensation (the "Independent Director Shares") and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders and independent directors have agreed to waive their redemption rights with respect to their Founder Shares, the Independent Director Shares and Public Shares in connection with the completion of a Business Combination.

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

Net Loss Per Share of Common Stock

Net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating the net loss per common share. Shares of common stock subject to possible redemption as of December 31, 2020 have been excluded from the calculation of the basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the trust account earnings. When calculating its diluted net loss per share, the Company has not considered the effect of (i) the incremental number of shares of common stock to settle warrants sold in the Offering and Private Placement, as calculated using the treasury stock method; and (ii) the contingently issuable shares associated with the rights sold in the Offering and Private Placement to receive one-fourth of one share of common stock upon the consummation of the Company’s initial Business Combination. Since the Company was in a net loss position during the periods after deducting net income attributable to common stock subject to redemption, diluted net loss per common share is the same as basic net loss per common share for the period.

Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest income	$5,343
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	75,000,000
Earnings/Basic and Diluted Class A Common Stock	$0.00

Non-redeemable Class A and Class B Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(158,161)
Redeemable Net Earnings	5,343
Non-Redeemable Net Loss	(163,504)
Denominator: Weighted Average Common Stock
Non-Redeemable Class A and Class B Common Stock, Basic and Diluted	18,750,000
Loss/Basic and Diluted Non-Redeemable Class A and Class B Common Stock	$0.01

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering date that are directly related to the Initial Public Offering and were charged to stockholders’ equity upon the completion of the Initial Public Offering.

CONX Corp.
Notes to the Financial Statements

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of December 31, 2020.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement’s recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

Note 4—Related Party Transactions

Founder Shares

On August 28, 2020, Charles W. Ergen (the “Founder”) purchased an aggregate of 28,750,000 shares of the Company’s Class B common stock (the “Founder Shares”) for $25,000, or approximately $0.001 per share and transferred 2,875,000 Founder Shares to Jason Kiser, the Company’s Chief Executive Officer, for approximately the same per-share price initially paid by the Founder. On October 21, 2020, the Founder and Mr. Kiser contributed their Founder Shares to the Sponsor, in return for proportionate equity interests, resulting in the Sponsor holding 28,750,000 Founder Shares. On October 23, 2020, the Sponsor forfeited 7,187,500 Founder Shares, resulting in the Sponsor holding 21,562,500 Founder Shares. All share and per share amounts have been restated to reflect the forfeited shares. On December 14, 2020, as a result of the underwriters not exercising the over allotment option, the Sponsor forfeited 2,812,500 Founder Shares, resulting in the Sponsor holding 18,750,000 Founder Shares.

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

CONX Corp.
Notes to the Financial Statements

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

Related Party Loans

On August 28, 2020, the Founder agreed to loan the Company an aggregate of up to $1,000,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). Prior to November 3, 2020, the Company borrowed $373,000 under the Note. This loan was non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the completion of the Initial Public Offering. The loan was repaid upon the closing of the offering out of the offering proceeds.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. To date, the Company had no borrowings under the Working Capital Loans.

Note 5—Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants, Independent Director Shares and warrants that may be issued upon conversion of Working Capital Loans, if any (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration and stockholder rights agreement signed at the effective date of the Initial Public Offering. These holders are entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements. The registration and stockholder rights agreement does provide for any maximum cash penalties nor any penalties connected with delays in registering the Company’s common stock.

CONX Corp.
Notes to the Financial Statements

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might results from the outcome of this uncertainty.

Underwriting Agreement

The underwriters received an underwriting discount of $0.20 per unit, or $15,000,000 in the aggregate, upon the closing of the Initial Public Offering. $0.35 per unit, or $26,250,000 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Deferred Legal Fees

The Company obtained legal advisory services in connection with the Initial Public Offering and agreed to pay approximately $275,000 of such fees upon the consummation of the initial Business Combination, which was recorded as deferred legal fees in the accompanying balance sheet.

Note 6—Stockholders’ Equity

Class A Common Stock—The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. At December 31, 2020, there were 75,010,000 shares of Class A common stock issued and outstanding, including 71,957,939 shares of Class A common stock subject to possible redemption and 10,000 Independent Director Shares.

On October 23, 2020, the Company granted 10,000 shares of Class A common stock to its independent director, Gerald Gorman and on January 27, 2021, the Company granted 10,000 Independent Director Shares to Adrian Steckel. The Independent Director Shares will vest on the date of the consummation of a Business Combination, subject to continued service on the Company’s board of directors until that date. The Company’s independent directors have entered or, in the case of independent directors subsequently appointed after this offering, will enter into a letter agreement with the Company pursuant to which they will be subject to the same transfer restrictions and waivers as the Company’s initial stockholders, Sponsor, officers and directors discussed below.

Class B Common Stock—The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. On August 28, 2020, the Company issued 28,750,000 shares of Class B common stock. On October 23, 2020, 7,187,500 shares of Class B common stock were forfeited without consideration. On December 14, 2020, as a result of the underwriters not exercising the over allotment option, 2,812,500 shares of Class B common stock were forfeited without consideration. All share and per share amounts have been retroactively restated to reflect the forfeited shares. On December 31, 2020, 18,750,000 shares of Class B common stock were outstanding. The initial stockholders collectively own approximately 20% of the Company’s issued and outstanding common stock.

Holders of record of Class A common stock and holders of record of Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders, with each share of stock entitling the holder to one vote, except as required by law. Prior to the Business Combination, only holders of the Founder Shares will have the right to vote on the appointment of directors. Holders of the Public Shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of a Business Combination, holders of two-thirds of the voting power of the Founder Shares may remove a member of the board of directors for any reason.

CONX Corp.
Notes to the Financial Statements

The Class B common stock will automatically convert into Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as described herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of shares of Class A common stock issuable upon conversion of the shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (excluding Independent Director Shares and after giving effect to any redemptions of shares of Class A common stock by Public Stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Preferred Stock—The Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no shares of preferred stock issued or outstanding.

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

If the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial stockholders or their affiliates, without taking into account any Founder Shares held by the initial stockholders or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 50% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A common stock during the 10 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price of the Warrants will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price of the Warrants will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

CONX Corp.
Notes to the Financial Statements

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

CONX Corp.
Notes to the Financial Statements

Note 7 – Income Tax

The following is a summary of the Company’s net deferred tax asset (liability):

Deferred tax asset (liability)	December 31, 2020
Startup and organizational costs	$28,850
Accrued expenses	5,250
Total deferred tax asset (liability)	$34,100
Valuation allowance	(34,100)
Deferred tax asset (liability), net of allowance	$-

The income tax provision consists of the following:

December 31, 2020
Federal
Current expense	$1,122
Deferred benefit (expense)	(34,100)

State and Local
Current	-
Deferred	-
Change in valuation allowance	(34,100)
Income tax provision	$1,122

A reconciliation of the statutory federal income tax rate (benefit) to the Company's effective tax rate (benefit) is as follows for the period from August 26, 2020 (inception) through December 31, 2020:

Statutory federal income tax rate (benefit)	(21.0)%
Change in valuation allowance	22.0%
Income tax expense	1.0%

CONX Corp.
Notes to the Financial Statements

Note 8–Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs which are supported by little or no market activity and which are significant to the fair value of the assets or liabilities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in trust account	1	$750,005,343

Note 9—Subsequent Events

The Company evaluated events that have occurred after the balance sheet date through March 31, 2021, which is the date on which the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONX CORP.
(Registrant)

Date: March 31, 2021	By:	/s/ Kyle Jason Kiser
Kyle Jason Kiser
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Charles W. Ergen	Chairman, Director	March 31, 2021
Charles W. Ergen

/s/ Kyle Jason Kiser	Chief Executive Officer and Director (Principal Executive Officer, Principal Financial and Accounting Officer, Director)	March 31, 2021
Kyle Jason Kiser

/s/ Gerald Gorman	Director	March 31, 2021
Gerald Gorman

/s/ Adrian Steckel	Director	March 31, 2021
Adrian Steckel