Form 10-K/A
period 2020-12-31
CONX Corp.
filed 2021-05-24
CIK 1823000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

CONX CORP.

FORM 10-K

EXPLANATORY NOTE

CONX Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend certain items in its Annual Report on Form 10-K as of December 31, 2020 and for the period from August 26, 2020 (inception) through December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “Original 10-K”).

Background of Restatement

On May 24, 2021, the Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate: (i) the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from August 26, 2020 (inception) through December 31, 2020, which were included in the Original 10-K, and (ii) certain items on the previously issued audited balance sheet dated as of November 3, 2020, the date on which the Company’s initial public offering (the “IPO”) closed, which were included in a Current Report on Form 8-K filed with the SEC on November 9, 2020 (the “IPO Closing 8-K”). Considering such restatement, the Company concluded that such audited financial statements should no longer be relied upon.

The restatement primarily related to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability. On April 12, 2021, the Staff of the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions in warrant agreements related to certain tender offers following a business combination. The terms described in the SEC Statement are common in SPACs and are similar to the terms contained in the warrant agreement, dated as of October 29, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agreement”) governing the Company’s warrants. In response to the SEC Statement, the Company reevaluated the accounting treatment of (i) the 18,750,000 public warrants (the “Public Warrants”) that were included in the units issued by the Company in its IPO and (ii) the 11,333,333 private warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the IPO (the “Private Warrants”, and together with the Public Warrants, the “Warrants”). The Company previously accounted for the Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity”, the Company concluded that the terms of the Company’s Warrant Agreement preclude the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Company concluded that the Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at issuance (on the date of the consummation of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of the change.

Restatement of Previously Issued Financial Statements

As a result of the factors described above, the Company has restated in this Amendment: (i) the Company previously issued audited financial statements as of December 31, 2020 and for the period from August 26, 2020 (inception) through December 31, 2020 that were previously reported in the Original 10-K, and (ii) certain items on the previously issued audited balance sheet dated as of November 3, 2020, the date on which the IPO closed, that were previously reported in the IPO Closing 8-K, to correct the non-cash items described in Note 2 to the Notes to the Financial Statements included in Part II, Item 8 of this Amendment.

The restatement of the financial statements had no impact on the Company’s liquidity or cash position. See Note 2 to the Notes to the Financial Statements included in Part II, Item 8 of this Amendment for additional information on the restatement and the related financial statement effects.

Internal Control Considerations

In connection with the restatement, the Company’s management identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. For a discussion of management’s consideration of the material weakness identified, see Item 9A. Controls and Procedures included in this Amendment.

Items Amended

The following items are amended in this Amendment: (i) Part I, Item 1A. Risk Factors; (ii) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iii) Part II, Item 8. Financial Statements and Supplementary Data; (iv) Part II, Item 9A. Controls and Procedures; and (v) Part IV, Item 15. Exhibits, Financial Statement Schedules. Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from our principal executive officer and principal financial officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this prospectus may include, for example, statements about:

•	our ability to select an appropriate target or targets;

•	our ability to complete our initial business combination;

•	our expectations around the performance of the prospective target or targets;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective targets;

•	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance.

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

Summary of Risk Factors

We are a newly formed company that has conducted no operations and has generated no revenues. Until we complete our initial business combination, we will have no operations and will generate no operating revenues. These risks are discussed more fully following this summary. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:

•	If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

•	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•	The requirement that we complete our initial business combination by November 3, 2022 may give potential targets leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

•	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

•	If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until November 3, 2022, it could limit the amount available to fund our search for a target or targets and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

•	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

•	Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities.

•	We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

•	We may seek business combination opportunities in industries outside of the TMT industry (which industries may or may not be outside of our management’s area of expertise).

•	We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

•	We may have a limited ability to assess the management of a prospective target and, as a result, may effect our initial business combination with a target whose management may not have the skills, qualifications or abilities to manage a public company.

•	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

•	A market for our securities and a market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

•	Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

•	Our executive officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

•	Since our Sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire after our initial public offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

•	Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

•	The requirements of being a public company may strain our resources and divert management’s attention.

•	We are a blank check company with no operating history and no revenues, and there is no basis on which to evaluate our ability to achieve our business objective.

•	Our search for a business combination, and any target with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

•	Past performance by our management team or their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in us.

•	Provisions in our amended and restated articles of incorporation and Nevada law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our shares of Class A common stock and could entrench management.

•	Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

•	We may face risks related to businesses in the TMT industry.

•	The other risks and uncertainties discussed below and elsewhere in this report.

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

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

The SEC Statement regarding the accounting and reporting considerations for warrants issued by SPACs focused on certain settlement terms and provisions related to certain tender offers following a business combination. The terms described in the SEC Statement are common in SPACs and are similar to the terms contained in the warrant agreement governing our warrants. In response to the SEC Statement, we reevaluated the accounting treatment of our public warrants and private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following issuance of the SEC Statement, on May 24, 2021, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020 (the “Restatement”). See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we also identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. We became aware of the need to change the classification of our warrants when the SEC Statement was issued on April 12, 2021. As a result, management concluded that there was a material weakness in internal control over financial reporting as of December 31, 2020.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our financial statements, as more fully described in Note 2 to our financial statements entitled “Restatement of Previously Issued Financial Statements”. For further detail regarding the restatement, see “Explanatory Note” and “Item 9A. Controls and Procedures.”

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 26, 2020 (inception) through November 3, 2020 were organizational activities, and those necessary to prepare for the Initial Public Offering, described below. Subsequent to our Initial Public Offering, we have been focused on identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.

For the period from August 26, 2020 (inception) through December 31, 2020, we had net income of $1,088,658, which was primarily related to a change in fair value of derivative warrant liabilities of $4,155,537, partially offset by offering costs associated with derivative warrant liabilities of $2,908,718 and general and administrative expenses of $162,382.

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

For the period ended December 31, 2020, net cash used in operating activities was $(115,223). Net income of $1,088,658 was offset by offering costs associated with derivative warrant liabilities of $2,908,718. Changes in operating assets and liabilities resulted in $(115,223) of cash used in operating activities.

At December 31, 2020, we had cash and marketable securities held in the Trust Account of $751,217,180.

We intend to utilize substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our initial business combination. During the period ended December 31, 2020, we withdrew no interest earned on the Trust Account to pay income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies, except as described below.

Warrant Liabilities

We account for the warrants issued in connection with our initial public offering in accordance with Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging-Contracts in Entity’s Own Equity” (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change. In accordance with ASC 825-10 “Financial Instruments”, the Company has concluded that a portion of the transaction costs which directly related to the IPO and the private placement of the Private Placement Warrants, which were previously charged to stockholders’ equity, should be allocated to the warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the statement of operations.

Common Stock Subject to Possible Redemption

The Company will provide holders of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, sold in the Initial Public Offering with the opportunity to redeem all or a portion of their public shares upon the completion of a Business Combination either: (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their public shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to public stockholders who redeem their public shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters. These public shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with ASC 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the public shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its articles of incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, are recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, due solely to the material weakness we have identified in our internal control over financial reporting described below, as of December 31, 2020, our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. We became aware of the need to change the classification of our warrants when the SEC Statement was issued on April 12, 2021. As a result, our management concluded that there was a material weakness in internal control over financial reporting as of December 31, 2020. In light of the material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. We can offer no assurance that our remediation plan will ultimately have the intended effects.

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

Exhibit Number	Description
1.1	Underwriting Agreement, dated October 29, 2020, by and among the Company and Deutsche Bank Securities Inc. (Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2020).
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2020).
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 3, 2020).
4.1	Warrant Agreement, dated October 29, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2020).
4.2*	Description of Securities.
10.1	Letter Agreement, dated October 29, 2020, by and among the Company, its executive officers, its directors and nXgen Opportunites, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2020).
10.2	Investment Management Trust Agreement, dated October 29, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 3, 2020).
10.3	Registration Rights and Stockholder Agreement, dated October 29, 2020, by and among the Company, nXgen Opportunites, LLC and the other holders party thereto (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 3, 2020).
10.4	Private Placement Warrants Purchase Agreement, dated October 29, 2020, by and among the Company and nXgen Opportunites, LLC (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on November 3, 2020).
10.5	Form of Indemnity Agreement between the Company and each of the officers and directors of the Company (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on November 3, 2020).
31.1**	Certification of Chief Executive Officer (Principal Executive, Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

CONX Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of CONX Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from August 26, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 26, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

May 24, 2021

CONX CORP.

BALANCE SHEET

December 31, 2020

(As Restated)

Assets:
Current assets:
Cash	$1,211,837
Prepaid expenses	22,333
Other receivable	3,508
Total current assets	1,237,678
Cash held in trust account	750,005,343
Total assets	751,243,021
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	112,500
Accrued expenses	25,000
Income taxes payable	1,122
Total current liabilities	138,622
Deferred legal fees	275,000
Deferred underwriting fee payable	26,250,000
Derivative warrant liabilities	45,726,666
Total liabilities	72,390,288
Commitments

Class A common stock subject to possible redemption, 67,385,273 shares at $10.00 per share	673,852,730
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized; 7,614,727 issued and outstanding (excluding 67,385,273 shares subject to possible redemption) (1)	762
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 18,750,000 shares issued and outstanding	1,875
Additional paid-in capital	2,879,871
Retained Earnings	2,117,495
Total Stockholders’ Equity	5,000,003
Total Liabilities and Stockholders’ Equity	751,243,021

(1)     This number includes 10,000 restricted shares of Class A common stock granted to Gerald Gorman on October 23, 2020, the Company’s first independent director (Note 7).

The accompanying notes are an integral part of the financial statements.

CONX Corp.

STATEMENT OF OPERATIONS

For the period from August 26, 2020 (inception) through December 31, 2020

(As Restated)

General and administrative expenses	$162,382
Loss from operations	(162,382)
Other income (expense)
Fair value of Private Placement Warrants in excess of proceeds	(2,875,266)
Offering costs allocated to derivative warrant liabilities	(1,879,881)
Change in fair value of derivative warrant liabilities	7,030,803
Interest income on securities held in Trust Account	5,343
Total other income	2,280,999
Income before income tax expense	2,118,617
Income tax expense	1,122
Net income	2,117,495
Weighted average common shares outstanding, basic and diluted
Class A – Common stock	75,000,000
Class B – Common stock	18,750,000
Basic and diluted net income per common share
Class A – Common stock	$0.00
Class B – Common stock	$0.11

The accompanying notes are an integral part of the financial statements.

CONX Corp.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period from August 26, 2020 (inception) through December 31, 2020

(As Restated)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance—August 26, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Sale of common stock to Founders at $0.001 per share(1)	—	—	21,562,500	2,156	22,844	—	25,000
Forfeiture of common stock to Founders	—	—	(2,812,500)	(281)	281	—	—
Sale of common stock in IPO, net of offering costs	75,010,000	7,501	—	—	676,702,737	—	676,710,238
Shares subject to redemption	(67,385,273)	(6,739)	—	—	(673,845,991)		(673,852,730)
Net income	—	—	—	—	—	2,117,495	2,117,495
Balance—December 31, 2020	7,624,727	$762	18,750,000	$1,875	$2,879,871	$2,117,495	$5,000,003

(1)	The financial statements have been retroactively restated to reflect that the Sponsor forfeited 7,187,500 of its Founder Shares on October 23, 2020 (see Note 7).

CONX Corp.

STATEMENT OF CASH FLOWS
For the period from August 26, 2020 (inception) through December 31, 2020

(As Restated)

Cash Flows from Operating Activities:
Net income	$2,117,495
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Interest earned on securities held in Trust Account	(5,343)
Fair value of Private Placement Warrants in excess of proceeds	2,875,266
Offering costs allocated to derivative warrant liabilities	1,879,881
Change in fair value of derivative warrant liabilities	(7,030,803)
Changes in operating assets and liabilities:
Prepaid expenses	(22,333)
Other receivable	(3,508)
Accounts payable	48,000
Accrued expenses	25,000
Income tax payable	1,122
Net cash used in operating activities	(115,223)
Investing Activities
Investment of cash in Trust Account	(750,000,000)
Net cash and cash equivalents used in investing activities	(750,000,000)
Financing Activities
Proceeds from sale of common stock to founder	25,000
Proceeds from promissory note – related party	373,000
Repayment of promissory note – related party	(373,000)
Proceeds from Private Placement warrants	17,000,000
Proceeds from sale of Units, net of underwriting discounts paid	735,000,000
Payment of offering costs	(697,940)
Net cash provided by financing activities	751,327,060
Net change in cash	1,211,837

Cash—beginning of the period	—
Cash—end of the period	$1,211,837
Supplemental disclosure of noncash financing activities:

Offering costs included in accounts payable	$64,500
Deferred legal fees included in offering costs	$275,000
Deferred underwriting fees included in offering costs	$26,250,000
Change in value of common stock subject to possible redemption	$673,852,730

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from August 26, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering described below and the search for a potential Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below) and will recognize changes in the fair value of derivative warrant liability as other income (expense). The Company has selected December 31 as its fiscal year end.

The Company’s Sponsor is nXgen Opportunities, LLC, a Colorado limited liability company (the “Sponsor”). The registration statement for the Initial Public Offering was declared effective on October 29, 2020. On November 3, 2020, the Company consummated the Initial Public Offering of 75,000,000 Units (the “Units” and the shares of Class A common stock included in the Units, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $750.0 million (the “Initial Public Offering”), and incurring offering costs of approximately $42.3 million, inclusive of approximately $26.3 million in deferred underwriting commissions (Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 11,333,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to the Sponsor, each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $17.0 million (Note 5).

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

CONX Corp.
Notes to the Financial Statements

The Company will provide holders of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares (as defined below) upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares are recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Articles of Incorporation (the “Articles of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 5), the independent directors have agreed to vote the shares granted to them as compensation (the "Independent Director Shares") and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders and independent directors have agreed to waive their redemption rights with respect to their Founder Shares, the Independent Director Shares and Public Shares in connection with the completion of a Business Combination.

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

CONX Corp.
Notes to the Financial Statements

The initial stockholders and independent directors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Independent Director Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders or independent directors acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective targets or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

CONX Corp.
Notes to the Financial Statements

Note 2—Restatement of Previously Issued Financial Statements

On April 12, 2021, the Staff of the Securities and Exchange Commission issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions in warrant agreements related to certain tender offers following a Business Combination. The terms described in the SEC Statement are common in SPACs and are similar to the terms contained in the warrant agreement, dated as of October 29, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agreement”). In response to the SEC Statement, the Company reevaluated the accounting treatment of: (i) the 18,750,000 redeemable warrants (the “Public Warrants”) that were included in the Units issued by the Company in its IPO and (ii) the 11,333,333 Private Placement Warrants (together with the “Public Warrants”, the “Warrants”, see Note 4, Note 5, Note 7, Note 8, and Note 10). The Company previously accounted for the Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity, the Company concluded that the terms of the Warrant Agreement preclude the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Company concluded that the Warrants should be recorded as derivative liabilities on the Balance Sheet and measured at fair value at issuance (on the date of the consummation of the IPO) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of the change. In accordance with ASC 825-10 “Financial Instruments”, the Company concluded that a portion of the transaction costs which directly related to the Initial Public Offering and the Private Placement, which were previously charged to stockholders’ equity, should be allocated to the Warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the Statement of Operations.

The Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate: (i) the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from August 26, 2020 (inception) through December 31, 2020, as previously reported in the Original 10-K and (ii) certain items on the audited balance sheet dated as of November 3, 2020, as previously reported in a Current Report on Form 8-K filed with the SEC on November 9, 2020. The restated classification and reported values of the Warrants as accounted for under ASC 815-40 are included in the financial statements herein.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

The Company’s previously issued audited financial statements as of December 31, 2020, as previously reported in the Original 10-K, accounted for the Cash held in trust account as a current asset. The restated classification of the Cash held in trust account as a non-current asset is included in the financial statements herein.

The following tables summarize the effects of the restatement on each financial statement line item as of the dates, and for the period, indicated:

	As of November 3, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Balance Sheet
Total assets	$751,710,235	$—	$751,710,235
Liabilities and stockholders’ equity
Total current liabilities	$457,800	$—	$457,800
Deferred legal fees	275,000		275,000
Deferred underwriting fee payable	26,250,000	—	26,250,000
Derivative warrant liabilities	—	52,757,667	52,757,667
Total liabilities	26,982,800	52,757,667	79,740,467
Class A common stock subject to redemption	719,727,430	(52,757,670)	666,969,760
Stockholders’ equity
Preferred stock, $0.0001 par value	—	—	—
Class A common stock - $0.0001 par value	304	527	831
Class B common stock	2,156	—	2,156
Additional paid-in-capital	5,007,670	5,783,658	10,791,328
Accumulated deficit	(10,125)	(5,784,182)	(5,794,307)
Total stockholders’ equity	5,000,005	3	5,000,008
Total liabilities and stockholders’ equity	$751,710,235	$—	$751,710,235

	As of December 31, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Balance Sheet
Total assets	$751,243,021	$—	$751,243,021
Liabilities and stockholders’ equity
Total current liabilities	$138,622	$—	$138,622
Deferred legal fees	275,000		275,000
Deferred underwriting fee payable	26,250,000	—	26,250,000
Derivative warrant liabilities	—	45,726,666	45,726,666
Total liabilities	26,663,622	45,726,666	72,390,288
Class A common stock subject to redemption	719,579,390	(45,726,660)	673,852,730
Stockholders’ equity
Preferred stock, $0.0001 par value	—	—	—
Class A common stock - $0.0001 par value	305	457	762
Class B common stock - $0.0001 par value	1,875	—	1,875
Additional paid-in-capital	5,155,990	(2,276,119)	2,879,871
Retained earnings (accumulated deficit)	(158,161)	2,275,656	2,117,495
Total stockholders’ equity	5,000,009	(6)	5,000,003
Total liabilities and stockholders’ equity	$751,243,021	$—	$751,243,021

	Period From August 26, 2020 (Inception) Through
	December 31, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Statement of Operations
Loss from operations	$(162,382)	$—	$(162,382)
Other (expense) income:
Fair value of Private Placement Warrants in excess of proceeds	—	(2,875,266)	(2,875,266)
Offering costs allocated to derivative warrant liabilities	—	(1,879,881)	(1,879,881)
Change in fair value of derivative warrant liabilities	—	7,030,803	7,030,803
Income tax expense	(1,122)		(1,122)
Interest income on securities held in Trust Account	5,343	—	5,343
Total other (expense) income	4,221	2,275,656	2,279,877
Net (loss) income	$(158,161)	$2,275,656	$2,117,495
Weighted average common shares outstanding, basic and diluted
Class A- Common stock	75,000,000	—	75,000,000
Class B- Common stock	18,750,000	—	18,750,000
Basic and Diluted net income (loss) per common shares
Class A- Common stock	$0.00	—	$0.00
Class B- Common stock	(0.01)	0.12	0.11

	Period From August 26, 2020 (Inception) Through
	December 31, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Statement of Cash Flows
Net loss (income)	$(158,161)	$2,275,656	$2,117,495
Fair value of Private Placement Warrants in excess of proceeds	—	2,875,266	2,875,266
Offering costs allocated to derivative warrant liabilities		1,879,881	1,879,881
Change in fair value of derivative warrant liability	—	(7,030,803)	(7,030,803)

Non-Cash Investing and Financing Activities
Change in Class A common stock subject to possible redemption	719,579,390	(45,726,660)	673,852,730

Note 3—Summary of Significant Accounting Policies

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

See Note 10 for additional information on assets and liabilities measured at fair value.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value as of the IPO (November 3, 2020) and re-valued at each reporting date, with changes in the fair value reported in the Statement of Operations. Derivative assets and liabilities are classified on the Balance Sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the Balance Sheet date. The Company has determined the Warrants are a derivative instrument. As the Warrants meet the definition of a derivative the Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change. In accordance with ASC 825-10 “Financial Instruments”, the Company has concluded that a portion of the transaction costs which directly related to the Initial Public Offering and the Private Placement, which were previously charged to stockholders’ equity, should be allocated to the Warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the Statement of Operations.

Investments Held in Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, the Company was required to place net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement in a Trust Account, which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by management of the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account. Investments held in the Trust Account are classified as trading securities, which are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in gain on marketable securities, dividends and interest held in the Trust Account in the accompanying Statement of Operations. The estimated fair values of investments held in the Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities during the reporting period. Actual results could differ materially from those estimates.

CONX Corp.
Notes to the Financial Statements

Common Stock Subject to Possible Redemption

The Company will provide holders of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, sold in the Initial Public Offering with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either: (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Articles of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders have agreed to vote their Founder Shares (as defined below in Note 5), the independent directors have agreed to vote the shares granted to them as compensation (the "Independent Director Shares") and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders and independent directors have agreed to waive their redemption rights with respect to their Founder Shares, the Independent Director Shares and Public Shares in connection with the completion of a Business Combination.

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

Net Income Per Share of Common Stock

Net income per share of common stock is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating the net income per common share. Shares of Class A common stock subject to possible redemption as of March 31, 2021 have been excluded from the calculation of the basic net income per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. When calculating its diluted net income per share, the Company has not considered the effect of the incremental number of shares of common stock to settle Warrants sold in the Initial Public Offering and Private Placement, as calculated using the treasury stock method. The calculation excludes the warrants outstanding, as the exercise price was greater than the average market price during the period (out-of-the-money warrants).

Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Net earnings	$5,343
Denominator: Weighted Average Redeemable Class A Common Stock
Class A Common Stock, Basic and Diluted	75,000,000
Earnings/Basic and Diluted Class A Common Stock	$0.00

Class B Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Income	$2,117,495
Redeemable Net Earnings	5,343
Net Income	2,112,152
Denominator: Weighted Average Common Stock
Class B Common Stock, Basic and Diluted	18,750,000
Basic and Diluted Class A and Class B Common Stock	$0.11

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering date that are directly related to the Initial Public Offering. Total offering costs of the Initial Public Offering were $42,287,440. Of the total offering costs from the Initial Public Offering, $1,879,881 is included in offering costs in the Statement of Operations and $40,407,559 is included in stockholders’ equity based on relative fair values to the proceeds received. See Note 4.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 4—Initial Public Offering

On November 3, 2020, the Company consummated the Initial Public Offering of 75,000,000 Units at $10.00 per Unit, generating gross proceeds of $750.0 million, and incurring offering costs of approximately $42.3 million, inclusive of approximately $26.3 million in deferred underwriting commissions.

Each Unit consists of one share of Class A common stock, par value $0.0001 per share, and one-fourth of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 5—Related Party Transactions

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

Related Party Loans

On August 28, 2020, the Founder agreed to loan the Company an aggregate of up to $1,000,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). Prior to November 3, 2020, the Company borrowed $373,000 under the Note. This loan was non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the completion of the Initial Public Offering. The loan was repaid upon the closing of the Initial Public Offering out of the offering proceeds.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Note 6—Commitments and Contingencies

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

Note 7—Stockholders’ Equity

Class A Common Stock—The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. At December 31, 2020, there were 75,010,000 shares of Class A common stock issued and outstanding, including 71,957,939 shares of Class A common stock subject to possible redemption and 10,000 Independent Director Shares.

On October 23, 2020, the Company granted 10,000 shares of Class A common stock to its independent director, Gerald Gorman, and on January 27, 2021, the Company granted 10,000 Independent Director Shares to Adrian Steckel. The Independent Director Shares will vest on the date of the consummation of a Business Combination, subject to continued service on the Company’s board of directors until that date. The Company’s independent directors have entered or, in the case of independent directors subsequently appointed after the Initial Public Offering, will enter into a letter agreement with the Company pursuant to which they will be subject to the same transfer restrictions and waivers as the Company’s initial stockholders, Sponsor, officers and directors discussed below.

Class B Common Stock—The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. On August 28, 2020, the Company issued 28,750,000 shares of Class B common stock. On October 23, 2020, 7,187,500 shares of Class B common stock were forfeited without consideration. On December 14, 2020, as a result of the underwriters not exercising the over allotment option, 2,812,500 shares of Class B common stock were forfeited without consideration. Share and per share amounts have been retroactively restated to reflect the forfeiture of the 7,187,500 shares of Class B common stock. On December 31, 2020, 18,750,000 shares of Class B common stock were outstanding. The Sponsor owns approximately 20% of the Company’s issued and outstanding common stock.

Holders of record of Class A common stock and holders of record of Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders, with each share of stock entitling the holder to one vote, except as required by law or stock exchange rule, and except that prior to the Business Combination, only holders of the Founder Shares will have the right to vote on the appointment of directors. Holders of the Public Shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of a Business Combination, holders of two-thirds of the voting power of the Founder Shares may remove a member of the board of directors for any reason.

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

Note 8 - Warrants

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless” basis, and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

As of December 31, 2020, there are 18,750,000 outstanding Public Warrants and 11,333,333 outstanding Private Placement Warrants.

CONX Corp.
Notes to the Financial Statements

Note 9 – Income Tax

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

A reconciliation of the statutory federal income tax rate (benefit) to the Company's effective tax rate (benefit) is as follows for the period from August 26, 2020 (inception) through December 31, 2020:

Statutory federal income tax rate (benefit)	(21.0)%
Change in fair value of derivative warrant liabilities	20.7%
Change in valuation allowance	0.3%
Income tax expense	0.0%

CONX Corp.
Notes to the Financial Statements

Note 10–Fair Value Measurements

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

The following table presents information about the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The Company’s warrant liability is based on a valuation model utilizing management’s judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value.

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account(1)	1	$750,005,343
Liabilities:
Private Placement Warrants(2)	2	$17,226,666
Public Warrants(2)	1	28,500,000

(1) The fair value of the marketable securities held in Trust Account approximates the carrying amount primarily due to their short-term nature.

(2) Measured at fair value on a recurring basis.

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period from August 26, 2020 (inception) through December 31, 2020 is summarized as follows:

Level 3 derivative warrant liabilities at August 26, 2020 (inception)	$-
Issuance of Public and Private Warrants	52,757,667
Change in fair value of Public and Private Warrants	4,155,537
Transfers of Public and Private Warrants	(56,913,204)
Fair Value as of December 31, 2020	$-

Warrant Liabilities

At December 31, 2020, the Company’s derivative warrant liabilities were valued at $45,726,666. The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within derivative warrant liabilities on the Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative warrant liabilities in the Statement of Operations.

Initial Measurement

The Company established the initial fair value for the Warrants on November 3, 2020, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model for the Private Placement Warrants and the Public Warrants. The Company allocated the proceeds received from: (i) the sale of Units (which is inclusive of one share of Class A common stock and one-fourth of one Public Warrant), first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption (temporary equity) and Class A common stock (permanent equity) based on their relative fair values at the initial measurement date. All of the proceeds received from the sale of the Private Placement Warrants were allocated to the Warrants. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement:

Input	November 3, 2020 (Initial Measurement)
Risk-free interest rate	0.65%
Expected term (years)	6.5
Expected volatility	30%
Expected transaction probability	75%
Exercise price	$11.50
Fair value of Private Placement and Public Warrants	$1.75

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker CONX.WS. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

The following table presents the changes in the fair value of derivative warrant liabilities:

	Private Warrants	Public Warrants	Aggregate Warrant Liability
Initial fair value as of November 3, 2020	$19,875,464	$32,882,203	$52,757,667
Change in valuation inputs or other assumptions(1)(2)	(2,648,798)	(4,382,203)	(7,031,001)
Fair value as of December 31, 2020	$17,226,666	$28,500,000	$45,726,666

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of derivative warrant liabilities in the Statement of Operations.
(2)	Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 fair value measurement to a Level 1 fair value measurement and the Private Placement Warrants from a Level 3 fair value measurement to a Level 2 fair value measurement in December 2020, when the Public Warrants were separately listed and traded.

Note 11—Subsequent Events

The Company evaluated events that have occurred after the balance sheet date through May 24, 2021, which is the date on which the financial statements were issued. Based upon this review, other than as noted in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONX CORP.
(Registrant)

Date: May 24, 2021	By:	/s/ Kyle Jason Kiser
Kyle Jason Kiser
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Charles W. Ergen	Chairman, Director	May 24, 2021
Charles W. Ergen

/s/ Kyle Jason Kiser	Chief Executive Officer and Director (Principal Executive Officer, Principal Financial and Accounting Officer, Director)	May 24, 2021
Kyle Jason Kiser

/s/ Gerald Gorman	Director	May 24, 2021
Gerald Gorman

/s/ Adrian Steckel	Director	May 24, 2021
Adrian Steckel