Form 10-Q
period 2021-03-31
CONX Corp.
filed 2021-05-24
CIK 1823000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 24, 2021, 75,020,000 shares of Class A common stock, par value $0.0001 per share, and 18,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

CONX CORP.

FORM 10-Q

For the period ended March 31, 2021

CONX CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021 (unaudited)	December 31, 2020
Assets:
Current assets:
Cash	$1,027,508	$1,211,837
Prepaid expenses	74,883	22,333
Other receivable	3,508	3,508
Total current assets	1,105,899	1,237,678
Cash held in trust account	750,023,838	750,005,343
Total assets	751,129,737	751,243,021
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	43,291	112,500
Accrued expenses	29,000	25,000
Income taxes payable	5,682	1,122
Total current liabilities	77,973	138,622
Deferred legal fees	275,000	275,000
Deferred underwriting fee payable	26,250,000	26,250,000
Derivative warrant liabilities	37,002,500	45,726,666
Total liabilities	63,605,473	72,390,288
Commitments and Contingencies

Class A common stock subject to possible redemption, 68,252,426 and 67,385,273 shares, respectively at $10.00 per share	682,524,260	673,852,730
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized; 6,767,574 issued and outstanding (excluding 68,252,426 shares subject to possible redemption) and 7,614,727 issued and outstanding (excluding 67,385,273 shares subject to possible redemption) (1)	676	762
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 18,750,000 shares issued and outstanding	1,875	1,875
Additional paid-in capital	-	2,879,871
Retained earnings	4,997,453	2,117,495
Total Stockholders’ Equity	5,000,004	5,000,003
Total Liabilities and Stockholders’ Equity	751,129,737	751,243,021

(1)     This number includes 20,000 restricted shares of Class A common stock for grants to Gerald Gorman on October 23, 2020 and Adrian Steckel of January 27, 2021, the Company’s independent directors (Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONX Corp.

CONDENSED STATEMENT OF OPERATIONS

For the three months ended March 31, 2021
(Unaudited)

General and administrative expenses	$66,572
Loss from operations	(66,572)
Other income
Change in fair value of derivative warrant liabilities	8,724,166
Interest income on securities held in Trust Account	18,495
Total other income	8,742,661
Income before income tax expense	8,676,089
Income tax expense	4,560
Net income	8,671,529
Weighted average common shares outstanding, basic and diluted
Class A – Common stock	75,000,000
Class B – Common stock	18,750,000
Basic and diluted net income per common share
Class A – Common stock	$0.00
Class B – Common stock	$0.46

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONX Corp.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

For the three months ended March 31, 2021

(Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance—December 31, 2020	7,624,727	$762	18,750,000	$1,875	$2,879,871	$2,117,495	$5,000,003
Shares subject to redemption	(867,153)	(86)	—	—	(2,879,871)	(5,791,571)	(8,671,528)
Net income	—	—	—	—	—	8,671,529	8,671,529
Balance—March 31, 2021	6,757,574	$676	18,750,000	$1,875	$—	$4,997,453	$5,000,004

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONX Corp.

CONDENSED STATEMENT OF CASH FLOWS

For the three months ended March 31, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net income	$8,671,530
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on securities held in Trust Account	(18,495)
Change in fair value of derivative warrant liabilities	(8,724,166)
Changes in operating assets and liabilities:
Prepaid expenses	(52,550)
Accounts payable	(69,208)
Accrued expenses	4,000
Income tax payable	4,560
Net cash used in operating activities	(184,329)
Net change in cash	(184,329)
Cash—beginning of the quarter	1,211,837
Cash—end of the quarter	$1,027,508
Supplemental Disclosure of Non-cash Financing Activities:

Change in value of common stock subject to possible redemption	$8,671,530

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the three months ended March 31, 2021 relates to the Company’s search for a potential Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below) and will recognize changes in the fair value of warrant liability as other income (expense).

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s annual report on Form 10-K/A, as filed with the SEC on May 24, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the period ended December 31, 2021 or for any future periods.

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

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Summary of Significant Accounting Policies

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At March 31, 2021 and December, 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed Balance Sheets.

See Note 8 for additional information on assets and liabilities measured at fair value.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value as of the IPO (November 3, 2020) and re-valued at each reporting date, with changes in the fair value reported in the condensed Statements of Operations. Derivative assets and liabilities are classified on the Balance Sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the Balance Sheet date. The Company has determined the Warrants are a derivative instrument. As the Warrants meet the definition of a derivative the Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

Investments Held in Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, the Company was required to place net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement in a Trust Account, which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by management of the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account. Investments held in the Trust Account are classified as trading securities, which are presented on the condensed Balance Sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in gain on marketable securities, dividends and interest held in the Trust Account in the accompanying condensed Statement of Operations. The estimated fair values of investments held in the Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

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

Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Net Earnings	$18,495
Denominator: Weighted Average Redeemable Class A Common Stock
Class A Common Stock, Basic and Diluted	75,000,000
Earnings/Basic and Diluted Class A Common Stock	$0.00

Class B Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net Income	$8,671,530
Redeemable Net Earnings	18,495
Net Income	8,653,035
Denominator: Weighted Average Common Stock
Class B Common Stock, Basic and Diluted	18,750,000
Income/Basic and Diluted Class B Common Stock	$0.46

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed de minimis as of March 31, 2021 and December 31, 2020.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Note 4—Related Party Transactions

Founder Shares

On August 28, 2020, Charles W. Ergen (the “Founder”) purchased an aggregate of 28,750,000 shares of the Company’s Class B common stock (the “Founder Shares”) for $25,000, or approximately $0.001 per share and transferred 2,875,000 Founder Shares to Jason Kiser, the Company’s Chief Executive Officer, for approximately the same per-share price initially paid by the Founder. On October 21, 2020, the Founder and Mr. Kiser contributed their Founder Shares to the Sponsor, in return for proportionate equity interests, resulting in the Sponsor holding 28,750,000 Founder Shares. On October 23, 2020, the Sponsor forfeited 7,187,500 Founder Shares, resulting in the Sponsor holding 21,562,500 Founder Shares. All share and per share amounts have been restated to reflect the forfeited shares. On December 14, 2020, as a result of the underwriters not exercising the over-allotment option, the Sponsor forfeited 2,812,500 Founder Shares, resulting in the Sponsor holding 18,750,000 Founder Shares.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

Deferred Legal Fees

The Company obtained legal advisory services in connection with the Initial Public Offering and agreed to pay approximately $275,000 of such fees upon the consummation of the initial Business Combination, which was recorded as deferred legal fees in the condensed Balance Sheet as of March 31, 2021 and December 31, 2020.

Note 6—Stockholders’ Equity

Class A Common Stock—The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. At March 31, 2021, there were 75,020,000 shares of Class A common stock issued and outstanding, including 68,252,426 shares of Class A common stock subject to possible redemption and 20,000 Independent Director Shares. At December 31, 2020, there were 75,010,000 shares of Class A common stock issued and outstanding, including 71,957,939 shares of Class A common stock subject to possible redemption and 10,000 Independent Director Shares.

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

Class B Common Stock—The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. On March 31, 2021 and December 31, 2020, 18,750,000 shares of Class B common stock were outstanding. The Sponsor owns approximately 20% of the Company’s issued and outstanding common stock.

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

Preferred Stock—The Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Note 7—Warrants

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

The following table presents information about the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. Significant deviations from these estimates and inputs could result in a material change in fair value.

Description	Level	March 31, 2021
Assets:
Marketable securities held in Trust Account(1)	1	$750,023,838
Liabilities:
Private Placement Warrants(2)	2	$23,062,500
Public Warrants(2)	1	$13,940,000

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account(1)	1	$750,005,343
Liabilities:
Private Placement Warrants(2)	2	$17,226,666
Public Warrants(2)	1	$28,500,000

(1) The fair value of the marketable securities held in Trust Account approximates the carrying amount primarily due to their short-term nature.

(2) Measured at fair value on a recurring basis.

Warrant Liabilities

At March 31, 2021 and December 31, 2020, the Company’s derivative warrant liability was valued at $37,002,500 and $45,726,666, respectively. The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within derivative warrant liabilities on the condensed Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed Statement of Operations.

Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of March 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker CONXW. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

The following table presents the changes in the fair value of warrant liabilities during the quarter ended March 31, 2021:

	Private Warrants	Public Warrants	Aggregate Warrant Liability
Fair value as of December 31, 2020	$17,226,666	$28,500,000	$45,726,666
Change in fair value(1)(2)	(3,286,666)	(5,437,500)	(8,724,166)
Fair value as of March 31, 2021	$13,940,000	$23,062,500	$37,002,500

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of derivative warrant liabilities in the Statement of Operations.

(2)	During the three months ended March 31, 2021 there were no transfers into or out of the Level 1, Level 2, or Level 3 classifications.

Note 9—Subsequent Events

The Company evaluated events that have occurred after the balance sheet date through May 24, 2021, which is the date on which the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three months ended March 31, 2021 were associated with the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.

For the three months ended March 31, 2021, we had net income of $8,671,529, which was primarily related to a change in fair value of derivative warrant liabilities of $8,676,089, partially offset by general and administrative expenses of $66,572.

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

For the three months ended March 31, 2021, net cash used in operating activities was $(184,329). Net income of $8,671,529 was primarily related to a change in fair value of derivative warrant liabilities of $8,724,166, partially offset by general and administrative expenses of $66,572. Changes in operating assets and liabilities resulted in $(113,198) of cash used in operating activities.

At March 31, 2021, we had cash and marketable securities held in the Trust Account of $750,023,838.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies, except as described below

Warrant Liabilities

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive and Financial Officer), our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer concluded that, due solely to the material weakness we have identified in our internal control over financial reporting described below, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. We became aware of the need to change the classification of our Warrants when the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”) on April 12, 2021. As a result, our management concluded that there was a material weakness in internal control over financial reporting as of March 31, 2021. In light of the material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Quarterly Report on Form 10-Q had not yet been identified. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. We can offer no assurance that our remediation plan will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A, filed with the SEC on May 24, 2021.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not Applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (Principal Executive, Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONX CORP.
(Registrant)

Date: May 24, 2021	By:	/s/ Kyle Jason Kiser
Kyle Jason Kiser
Chief Executive Officer
Principal Executive, Financial and Accounting Officer