Form 10-Q
period 2021-06-30
CONX Corp.
filed 2021-08-13
CIK 1823000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 12, 2021, 75,020,000 shares of Class A common stock, par value $0.0001 per share, and 18,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

CONX CORP.

FORM 10-Q

For the period ended June 30, 2021

CONX CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31,
	(unaudited)	2020
Assets:
Current assets:
Cash	$894,640	$1,211,837
Prepaid expenses	49,333	22,333
Other receivable	3,508	3,508
Total current assets	947,481	1,237,678
Investments held in trust account	750,042,745	750,005,343
Total assets	750,990,226	751,243,021
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	—	112,500
Accrued expenses	150,000	25,000
Income taxes payable	4,662	1,122
Total current liabilities	154,662	138,622
Deferred legal fees	275,000	275,000
Deferred underwriting fee payable	26,250,000	26,250,000
Derivative warrant liabilities	40,612,499	45,726,666
Total liabilities	67,292,161	72,390,288
Commitments and Contingencies
Class A common stock subject to possible redemption, 67,869,806 and 67,385,273 shares, respectively at $10.00 per share	678,698,060	673,852,730
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized; 7,150,194 issued and outstanding (excluding 67,869,806 shares subject to possible redemption) and 7,624,727 issued and outstanding (excluding 67,385,273 shares subject to possible redemption)	715	762
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 18,750,000 shares issued and outstanding	1,875	1,875
Additional paid-in capital	—	2,879,871
Retained earnings	4,997,415	2,117,495
Total Stockholders’ Equity	5,000,005	5,000,003
Total Liabilities and Stockholders’ Equity	750,990,226	751,243,021

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONX Corp.

CONDENSED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2021

(Unaudited)

	Three Months
	Ended June 30,	Six Months Ended
	2021	June 30, 2021
General and administrative expenses	$230,200	$296,772
Loss from operations	(230,200)	(296,772)
Other (loss) income
Change in fair value of derivative warrant liabilities	(3,610,000)	5,114,167
Interest income on investments held in Trust Account	18,907	37,402
Total other (loss) income	(3,591,093)	5,151,569
(Loss) income before income tax expense	(3,821,293)	4,854,797
Income tax expense	4,905	9,465
Net (loss) income	(3,826,198)	4,845,332
Weighted average common shares outstanding, basic and diluted
Class A – Common stock	75,000,000	75,000,000
Class B – Common stock	18,750,000	18,750,000
Basic and diluted net (loss) income per common share
Class A – Common stock	$0.00	$0.00
Class B – Common stock	$(0.20)	$0.26

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONX Corp.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and six months ended June 30, 2021

(Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance—December 31, 2020	7,624,727	$762	18,750,000	$1,875	$2,879,871	$2,117,495	$5,000,003
Shares subject to redemption	(867,153)	(86)	—	—	(2,879,871)	(5,791,571)	(8,671,528)
Net income	—	—	—	—	—	8,671,529	8,671,529
Balance—March 31, 2021	6,757,574	676	18,750,000	1,875	—	4,997,453	5,000,004
Shares subject to redemption	392,620	39	—	—	—	3,826,160	3,826,199
Net loss	—	—	—	—	—	(3,826,198)	(3,826,198)
Balance—June 30, 2021	7,150,194	$715	18,750,000	$1,875	$—	$4,997,415	$5,000,005

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONX Corp.

CONDENSED STATEMENT OF CASH FLOWS

For the six months ended June 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net income	$4,845,332
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(37,402)
Change in fair value of derivative warrant liabilities	(5,114,167)
Changes in operating assets and liabilities:
Prepaid expenses	(27,000)
Accounts payable	(112,500)
Accrued expenses	125,000
Income tax payable	3,540
Net cash used in operating activities	(317,197)
Net change in cash	(317,197)
Cash—beginning of the year	1,211,837
Cash—end of the period	$894,640
Supplemental Disclosure of Non-cash Financing Activities:

Change in value of common stock subject to possible redemption	$4,845,330

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

As of June 30, 2021, the Company had not commenced operations. All activity for the period from August 26, 2020 (inception) through June 30, 2021 relates to the Company’s search for a potential Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable investments held in a Trust Account (as defined below) from the net proceeds derived from the Initial Public Offering (as defined below).The Company recognizes changes in the fair value of warrant liability as other income (expense).

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

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in the unaudited condensed financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s annual report on Form 10-K/A, as filed with the SEC on May 24, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the period ended December 31, 2021 or for any future periods.

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

Note 2—Summary of Significant Accounting Policies

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Investments Held in Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, the Company was required to place net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement in a Trust Account, which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by management of the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account. Investments held in the Trust Account are classified as trading securities, which are presented on the condensed Balance Sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in gain on marketable investments, dividends and interest held in the Trust Account in the accompanying condensed Statement of Operations. The estimated fair values of investments held in the Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities during the reporting period. The determination of the fair value of the warrant liabilities is a significant accounting estimate included in these financial statements. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

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

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating the net income (loss) per common share. Shares of Class A common stock subject to possible redemption as of the three- and six month periods ended June 30, 2021 have been excluded from the calculation of the basic net income per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. When calculating its diluted net income (loss) per share, the Company has not considered the effect of the incremental number of shares of common stock to settle Warrants sold in the Initial Public Offering and Private Placement, as calculated using the treasury stock method. The calculation excludes the warrants outstanding, as the exercise price was greater than the average market price during the period (out-of-the-money warrants).

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2021	2021
Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Net Earnings	$18,907	$37,402
Denominator: Weighted Average Redeemable Class A Common Stock
Class A Common Stock, Basic and Diluted	75,000,000	75,000,000
Income/Basic and Diluted Class A Common Stock	$0.00	$0.00

Class B Common Stock
Numerator: Net (Loss) Income minus Redeemable Net Earnings
Net (Loss) Income	$(3,826,198)	$4,845,332
Redeemable Net Earnings	18,907	37,402
Net (Loss) Income	(3,845,105)	4,807,930
Denominator: Weighted Average Common Stock
Class B Common Stock, Basic and Diluted	18,750,000	18,750,000
Income (Loss)/Basic and Diluted Class B Common Stock	$(0.20)	$0.26

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed de minimis as of June 30, 2021 and December 31, 2020.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company will adopt ASU 2020-06 on January 1, 2022 and is currently assessing the impact on the Company's financial position, results of operations and cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Related Party Loans

On August 28, 2020, the Founder agreed to loan the Company an aggregate of up to $1,000,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). Prior to November 3, 2020, the Company borrowed $373,000 under the Note. This loan was non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the completion of the Initial Public Offering. The loan was repaid upon the closing of the Initial Public Offering out of the offering proceeds. No future borrowings are permitted.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of  $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.

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

Deferred Legal Fees

The Company obtained legal advisory services in connection with the Initial Public Offering and agreed to pay approximately $275,000 of such fees upon the consummation of the initial Business Combination, which was recorded as deferred legal fees in the condensed Balance Sheet as of June 30, 2021 and December 31, 2020.

Note 6—Stockholders’ Equity

Class A Common Stock—The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. At June 30, 2021, there were 75,020,000 shares of Class A common stock issued and outstanding, including 67,869,806 shares of Class A common stock subject to possible redemption and 20,000 Independent Director Shares. At December 31, 2020, there were 75,010,000 shares of Class A common stock issued and outstanding, including 67,385,273 shares of Class A common stock subject to possible redemption and 10,000 Independent Director Shares.

On October 23, 2020, the Company granted 10,000 Independent Director Shares to Gerald Gorman, and on January 27, 2021, the Company granted 10,000 Independent Director Shares to Adrian Steckel. The Independent Director Shares will vest on the date of the consummation of a Business Combination, subject to continued service on the Company’s board of directors until that date. The Company’s independent directors have entered or, in the case of independent directors subsequently appointed, will enter into a letter agreement with the Company pursuant to which they will be subject to the same transfer restrictions and waivers as the Company’s initial stockholders, Sponsor, officers and directors discussed below.

Class B Common Stock—The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of  $0.0001 per share. On June 30, 2021 and December 31, 2020, 18,750,000 shares of Class B common stock were outstanding. The Sponsor owns approximately 20% of the Company’s issued and outstanding common stock.

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

Preferred Stock—The Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

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

The Company may call the Public Warrants for redemption:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the last sales price (the “closing price”) of the Class A common stock equals or exceeds $18.00 per share on each of 20 trading days within the 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders.

In addition, the Company may call the Public Warrants for redemption:

●	in whole and not in part;
●	at $0.10 per warrant provided that holders will be able to exercise their warrants, but only on a cashless basis, prior to redemption and receive a certain number of shares of Class A common stock, based on the fair market value of the Class A common stock;
●	if, and only if, the closing price of Class A common stock equals or exceeds $10.00 per share for any 20 trading days within the 30-trading day period ending three trading days before the notice of redemption is sent to the warrant holders; and
●	if the closing price of Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the notice of redemption is sent to the warrant holders is less than $18.00 per share, the private placement warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants.

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

Note 8—Fair Value Measurements

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

The following table presents information about the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. Significant deviations from these estimates and inputs could result in a material change in fair value.

		June 30,
Description	Level	2021
Assets:
Investments held in Trust Account(1)	1	$750,042,745
Liabilities:
Private Placement Warrants(2)	2	$15,299,999
Public Warrants(2)	1	$25,312,500

		December 31,
Description	Level	2020
Assets:
Investments held in Trust Account(1)	1	$750,005,343
Liabilities:
Private Placement Warrants(2)	2	$17,226,666
Public Warrants(2)	1	$28,500,000

(1)      The fair value of the money market funds held in Trust Account approximates the carrying amount primarily due to their short-term nature.

(2)      Measured at fair value on a recurring basis.

Warrant Liabilities

At June 30, 2021 and December 31, 2020, the Company’s derivative warrant liability was valued at $40,612,499 and $45,726,666, respectively. The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within derivative warrant liabilities on the condensed Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed Statement of Operations.

Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of June 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker CONXW.  As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

The following table presents the changes in the fair value of warrant liabilities during the six months ended June 30, 2021:

	Private Warrants	Public Warrants	Aggregate Warrant Liability
Fair value as of December 31, 2020	$17,226,666	$28,500,000	$45,726,666
Change in fair value(1)(2)	(1,926,667)	(3,187,500)	(5,114,167)
Fair value as of June 30, 2021	$15,299,999	$25,312,500	$40,612,499

(1)      Changes in valuation inputs or other assumptions are recognized in change in fair value of derivative warrant liabilities in the Statement of Operations.

(2)      During the six months ended June 30, 2021 there were no transfers into or out of the Level 1, Level 2, or Level 3 classifications.

Note 9—Subsequent Events

The Company evaluated events that have occurred after the balance sheet date through August 12, 2021, which is the date on which the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K/A for the year ended December 31, 2020, filed with the SEC on May 24, 2021 (the “Annual Report on Form 10-K/A”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the six months ended June 30, 2021 were associated with the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.

For the three months ended June 30, 2021, we had net loss of ($3,826,198) which was primarily related to a change in fair value of derivative warrant liabilities of ($3,610,000) and partially offset by interest income of $18,907 and general and administrative expenses of $230,200.

For the six months ended June 30, 2021, we had net income of $4,845,332 which was primarily related to a change in fair value of derivative warrant liabilities of $5,114,167 partially offset by interest income of $37,402 and general and administrative expenses of $296,772.

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

For the six months ended June 30, 2021, net cash used in operating activities was $(317,197). Net income of $4,845,332 was primarily related to a change in fair value of derivative warrant liabilities of $5,114,167, partially offset by general and administrative expenses of $296,772. Changes in operating assets and liabilities resulted in $(317,197) of cash used in operating activities.

At June 30, 2021, we had investments held in the Trust Account of $750,042,745.

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

Common Stock Subject to Possible Redemption

The Company will provide holders of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, sold in the Initial Public Offering with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either: (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters. These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with ASC 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Articles of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company will adopt ASU 2020-06 on January 1, 2022 and is currently assessing the impact on the Company's financial position, results of operations and cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. We became aware of the need to change the classification of our Warrants when the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”) on April 12, 2021. As a result, our management concluded that there was a material weakness in internal control over financial reporting as of June 30, 2021. This material weakness resulted in the restatement in our Annual Report on Form 10-K/A, of our previously issued audited financial statements as of December 31, 2020 and for the period from August 26, 2020 (inception) through December 31, 2020 and (ii) certain items on the previously issued audited balance sheet dated as of November 3, 2020, the date on which the IPO closed, which were included in a Current Report on Form 8-K filed with the SEC on November 9, 2020. In light of the material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the circumstances that led to the restatement of our financial statements described in our Annual Report on Form 10-K/A. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. We can offer no assurance that our remediation plan will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A.

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

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

CONX CORP.
(Registrant)

Date: August 12, 2021	By:	/s/ Kyle Jason Kiser
Kyle Jason Kiser
Chief Executive Officer
Principal Executive, Financial and Accounting Officer