Form 10-Q
period 2021-09-30
CONX Corp.
filed 2021-11-05
CIK 1823000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 5, 2021, 75,030,000 shares of Class A common stock, par value $0.0001 per share, and 18,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

CONX CORP.

FORM 10-Q

For the period ended September 30, 2021

CONX CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31,
	(unaudited)	2020
Assets:
Current assets:
Cash	$866,309	$1,211,837
Prepaid expenses	22,883	22,333
Other receivable	3,508	3,508
Total current assets	892,700	1,237,678
Investments held in trust account	750,061,652	750,005,343
Total assets	750,954,352	751,243,021
Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	1,983	112,500
Accrued expenses	186,000	25,000
Income taxes payable	9,082	1,122
Total current liabilities	197,065	138,622
Deferred legal fees	275,000	275,000
Deferred underwriting fee payable	26,250,000	26,250,000
Derivative warrant liabilities	34,595,832	45,726,666
Total liabilities	61,317,897	72,390,288
Commitments and Contingencies
Class A common stock subject to possible redemption, 75,000,000 and 75,000,000 shares, respectively at $10.00 per share	750,000,000	750,000,000
Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized; 20,000 and 10,000 shares issued and outstanding, respectively	2	1
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 18,750,000 shares issued and outstanding	1,875	1,875
Additional paid-in capital	—	—
Retained earnings (accumulated deficit)	(60,365,422)	(71,149,143)
Total Stockholders’ Equity (Deficit)	(60,363,545)	(71,147,267)
Total Liabilities and Stockholders’ Equity (Deficit)	750,954,352	751,243,021

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONX Corp.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		Period from		Period from
		August 26,		August 26,
	For Three	2020		2020
	Months	(Inception) -	For Nine Months	(Inception) -
	Ended September 30,	September 30,	Ended	September 30,
	2021	2020	September 30, 2021	2020
General and administrative expenses	$92,765	$8,525	$389,537	$8,525
Loss from operations	(92,765)	(8,525)	(389,537)	(8,525)
Other income
Change in fair value of derivative warrant liabilities	6,016,667	—	11,130,834	—
Interest income on investments held in Trust Account	18,907	—	56,309	—
Total other income	59,428,109	—	10,797,606	—
Income (loss) before income tax expense	5,942,809	(8,525)	10,797,606	(8,525)
Income tax expense	4,420	—	13,885	—
Net income (loss)	5,938,389	(8,525)	10,783,721	(8,525)
Weighted average common shares outstanding, basic and diluted
Class A – Common stock	75,000,000	—	75,000,000	—
Class B – Common stock	18,750,000	18,750,000	18,750,000	18,750,000
Basic and diluted net (loss) income per common share
Class A – Common stock	$0.06	$—	$0.12	$—
Class B – Common stock	$0.06	$—	$0.12	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONX Corp.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY ( DEFICIT)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021
	Common Stock				Additional
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—January 1, 2021	10,000	$1	18,750,000	$1,875	$—	$(71,149,143)	$(71,147,267)
Issuance of Director Shares	10,000	1	—	—	—	—	1
Net income	—	—	—	—	—	8,671,529	8,671,529
Balance— March 31, 2021	20,000	$2	18,750,000	$1,875	$—	$(62,477,614)	$(62,475,737)
Net loss	—	—	—	—	—	(3,826,197)	(3,826,197)
Balance—June 30, 2021	20,000	$2	18,750,000	$1,875	$—	$(66,303,811)	$(66,301,934)
Net income	—	—	—	—	—	5,938,389	5,938,389
Balance—September 30, 2021	20,000	$2	18,750,000	$1,875	$—	$(60,365,422)	$(60,363,545)

	FOR THE PERIOD FROM AUGUST 26, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020
	Common Stock				Additional
	Class A		Class B		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—August 26, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Sale of common stock to Founders at $0.001 per share	—	—	21,562,500	2,156	22,844	—	25,000
Net loss	—	—	—	—	—	(8,525)	(8,525)
Balance—September 30, 2020	—	$—	21,562,500	$2,156	$22,844	$(8,525)	$16,475

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONX Corp.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

		August 26,
	Nine Months	2020
	Ended	(Inception)-
	September 30,	September 30,
	2021	2020
Cash flows from Operating Activities:
Net income (loss)	$10,783,721	$(8,525)
Adjustments to reconcile net income to net cash provided by operating activities:
Interest earned on investments held in Trust Account	(56,309)	—
Change in fair value of derivative warrant liabilities	(11,130,834)	—
Prepaid expenses	(550)	—
Accounts payable	(110,516)	—
Accrued expenses	161,000	8,525
Income tax payable	7,960
Net cash used in operating activities	(345,528)	—
Financing Activities
Proceeds from sale of common stock to founder	—	25,000
Proceeds from promissory note – related party	—	200,000
Deferred offering costs paid	—	(5,000)
Net cash provided by financing activities	—	220,000
Net change in cash	(345,528)	220,000
Cash—beginning of the year	$1,211,837	$—
Cash—end of the period	$866,309	$220,000
Supplemental Disclosure of Non-cash Financing Activities:

Deferred offering costs included in promissory note – related party	$—	$173,000
Deferred offering costs included in accrued expenses	$—	$180,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONX Corp.

UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS

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

As of September 30, 2021, the Company had not commenced operations. All activity for the period from August 26, 2020 (inception) through September 30, 2021 relates to the Company’s initial public offering and subsequent search for a potential Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable investments held in a Trust Account (as defined below) from the net proceeds derived from the Initial Public Offering (as defined below). The Company recognizes changes in the fair value of warrant liability as other income (expense).

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

The Company will provide holders of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares (as defined below) upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). In accordance with Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Articles of Incorporation (the “Articles of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4), the independent directors have agreed to vote the shares granted to them as compensation (the “Independent Director Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders and independent directors have agreed to waive their redemption rights with respect to their Founder Shares, the Independent Director Shares and Public Shares in connection with the completion of a Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s annual report on Form 10-K/A, as filed with the SEC on May 24, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the period ended December 31, 2021 or for any future periods.

Prior Period Financial Statement Correction of Immaterial Error

During the preparation of the Company’s financial statements as of September 30, 2021, management determined it should revise its previously reported financial statements. The Company determined, at the closing of the Company’s Initial Public Offering, it had improperly valued its shares of Class A common stock subject to possible redemption. The Company previously determined the shares of Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the shares of Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A common stock subject to possible redemption, resulting in the shares of Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the shares of Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and shares of Class A common stock.

In connection with the change in presentation for the shares of Class A common stock subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to shares of Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities, operating results or cash flows.

The impact of the revision on the Company’s financial statements is reflected in the following table.

	As of December 31, 2020
	As
	Previously
	Reported	Adjustment	As Revised
Balance Sheet
Total assets	$751,243,021	$—	$751,243,021
Liabilities and stockholders’ equity (deficit)
Total current liabilities	$138,622	$—	$138,622
Deferred legal fees	275,000		275,000
Deferred underwriting fee payable	26,250,000	—	26,250,000
Derivative warrant liabilities	45,726,666	—	45,726,666
Total liabilities	72,390,288	—	72,390,288
Class A common stock subject to redemption	673,852,730	76,147,270	750,000,000
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value	—	—	—
Class A common stock - $0.0001 par value	762	(761)	1
Class B common stock - $0.0001 par value	1,875	—	1,875
Additional paid-in-capital	2,879,871	(2,879,871)	—
Retained earnings (accumulated deficit)	2,117,495	(73,266,638)	(71,149,143)
Total stockholders’ equity (deficit)	5,000,003	(76,147,270)	(71,147,267)
Total liabilities and stockholders’ equity (deficit)	$751,243,021	$—	$751,243,021

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

Going Concern

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

If the Business Combination is not consummated, the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. Lastly, the Company will be required to liquidate and dissolve if the Business Combination is not completed by November 3, 2022.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Summary of Significant Accounting Policies

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed Balance Sheets.

See Note 8 for additional information on assets and liabilities measured at fair value.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value as of the IPO (November 3, 2020) and re-valued at each reporting date, with changes in the fair value reported in the condensed Statements of Operations. Derivative assets and liabilities are classified on the Balance Sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the Balance Sheet date. The Company has determined the Warrants are a derivative instrument. As the Warrants meet the definition of a derivative the Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurements and Disclosures,” with changes in fair value recognized in the Statement of Operations in the period of change.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of September 30, 2021, and December 31, 2020.

Offering Costs Associated with The Initial Public Offering

Offering costs consist of legal, accounting, underwriting commissions and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Class A common stock were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Common Stock Subject to Possible Redemption

The Company will provide holders of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, sold in the Initial Public Offering with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either: (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Articles of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders have agreed to vote their Founder Shares (as defined below in Note 4), the independent directors have agreed to vote the Independent Director Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders and independent directors have agreed to waive their redemption rights with respect to their Founder Shares, the Independent Director Shares and Public Shares in connection with the completion of a Business Combination.

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

In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

The Company’s shares of Class A common stock contain certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021 and December 31, 2020, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s balance sheets. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2021 and December 31, 2020, the shares of Class A common stock subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross Proceeds	$750,000,000
Less:
Proceeds allocated to Public Warrants	(32,882,203)
Class A common stock issuance costs	(40,407,559)
Plus:
Accretion of carrying value to redemption value	73,289,762
Class A common stock subject to possible redemption	$750,000,000

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating the net income (loss) per common share. Shares of Class A common stock subject to possible redemption as of the three- and nine month periods ended September 30, 2021 have been excluded from the calculation of the basic net income per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. When calculating its diluted net income per share, the Company has not considered the effect of the incremental number of shares of common stock to settle Warrants sold in the Initial Public Offering and Private Placement, as calculated using the treasury stock method. The calculation excludes 18,750,000 Public Warrants and 11,333,333 Private Placement Warrants for the three – and nine-month periods ended September 30, 2021 as the exercise prices were greater than the average market price during the period (out-of-the-money warrants).

	Three Months Ended		Nine Months Ended		August 26, 2020 (inception)-
	September 30, 2021		September 30, 2021		September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B

Basic and diluted net income per share
Numerator:
Allocation of net income	$4,750,711	$1,187,678	$8,626,977	$2,156,744	—	$8,525
Denominator:
Basic and diluted weighted average shares outstanding	75,000,000	18,750,000	75,000,000	18,750,000	—	18,750,000
Basic and diluted net income per share	$0.06	$0.06	$0.12	$0.12	—	$0.00

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed de minimis as of September 30, 2021 and December 31, 2020.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company will adopt ASU 2020-06 on January 1, 2022 and is currently assessing the impact on the Company’s financial position, results of operations and cash flows.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of  $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

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

Deferred Legal Fees

The Company obtained legal advisory services in connection with the Initial Public Offering and agreed to pay approximately $275,000 of such fees upon the consummation of the initial Business Combination, which was recorded as deferred legal fees in the condensed Balance Sheet as of September 30, 2021 and December 31, 2020.

Note 6—Stockholders’ Equity (Deficit)

Class A Common Stock—The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2021, there were 75,020,000 shares of Class A common stock issued and outstanding, including 75,000,000 shares of Class A common stock subject to possible redemption and 20,000 Independent Director Shares not subject to redemption. At December 31, 2020, there were 75,010,000 shares of Class A common stock issued and outstanding, including 75,000,000 shares of Class A common stock subject to possible redemption and 10,000 Independent Director Shares not subject to redemption.

On October 23, 2020, the Company granted 10,000 Independent Director Shares to Gerald Gorman, and on January 27, 2021, the Company granted 10,000 Independent Director Shares to Adrian Steckel. The Independent Director Shares will vest on the date of the consummation of a Business Combination, subject to continued service on the Company’s board of directors until that date. The Company’s independent directors have entered or, in the case of independent directors subsequently appointed, will enter into a letter agreement with the Company pursuant to which they will be subject to the same transfer restrictions and waivers as the Company’s initial stockholders, Sponsor, officers and directors with respect to their Founder Shares, as discussed in Note 1 and Note 4.

Class B Common Stock—The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of  $0.0001 per share. On September 30, 2021 and December 31, 2020, 18,750,000 shares of Class B common stock were outstanding. The Sponsor owns approximately 20% of the Company’s issued and outstanding common stock.

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

Preferred Stock—The Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Note 7—Warrants

As of September 30, 2021, the Company had 18,750,000 Public Warrants and 11,333,333 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless” basis, and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The following table presents information about the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the

Company utilized to determine such fair value. Significant deviations from these estimates and inputs could result in a material change in fair value.

		September 30,
Description	Level	2021
Assets:
Investments held in Trust Account(1)	1	$750,061,652
Liabilities:
Private Placement Warrants(2)	2	$13,033,332
Public Warrants(2)	1	$21,562,500

		December 31,
Description	Level	2020
Assets:
Investments held in Trust Account(1)	1	$750,005,343
Liabilities:
Private Placement Warrants(2)	2	$17,226,666
Public Warrants(2)	1	$28,500,000

(1)  The fair value of the money market funds held in Trust Account approximates the carrying amount primarily due to their short-term nature.

(2)  Measured at fair value on a recurring basis.

Warrant Liabilities

At September 30, 2021 and December 31, 2020, the Company’s derivative warrant liability was valued at $34,595,832 and $45,726,666, respectively. The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within derivative warrant liabilities on the condensed Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed Statement of Operations.

Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of September 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker CONXW. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

The following table presents the changes in the fair value of warrant liabilities during the nine months ended September 30, 2021:

	Private Warrants	Public Warrants	Aggregate Warrant Liability
Fair value as of December 31, 2020	$17,226,666	$28,500,000	$45,726,666
Change in fair value(1)(2)	(4,193,334)	(6,937,500)	(11,130,834)
Fair value as of September 30, 2021	$13,033,332	$21,562,500	$34,595,832

(1)  Changes in valuation inputs or other assumptions are recognized in change in fair value of derivative warrant liabilities in the Statement of Operations.

(2)  During the nine months ended September 30, 2021, there were no transfers into or out of the Level 1, Level 2, or Level 3 classifications.

Note 9—Subsequent Events

The Company evaluated events that have occurred after the balance sheet date through November 5, 2021, which is the date on which the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, except as described below.

On October 29, 2021, Mr. David K. Moskowitz was appointed as a new director to the board of directors of the Company and was granted 10,000 Independent Director Shares. The Independent Director Shares will vest on the date of the consummation of a Business Combination, subject to continued service on the Company’s board of directors until that date. In connection with Mr. Moskowitz’s appointment to the board of directors, among other agreements, the Company and Mr. Moskowitz entered into a joinder agreement pursuant to which Mr. Moskowitz became subject to the same transfer restrictions and waivers as the Company’s initial stockholders, Sponsor, officers and other directors with respect to their Founder Shares or Independent Director Shares, respectively, as discussed in Note 1 and Note 4.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the nine months ended September 30, 2021 were associated with the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.

For the three months ended September 30, 2021, we had net income of $5,938,389, which was primarily related to a change in fair value of derivative warrant liabilities of $6,016,667 and included interest income of $18,907, partially offset by general and administrative expenses of $92,765.

For the nine months ended September 30, 2021, we had net income of $10,783,721, which was primarily related to a change in fair value of derivative warrant liabilities of $11,130,834 and included interest income of $56,309, partially offset by general and administrative expenses of $389,537.

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

For the nine months ended September 30, 2021, net cash used in operating activities was $(345,528). Net income of $10,783,721 was primarily related to a change in fair value of derivative warrant liabilities of $11,130,834, partially offset by general and administrative expenses of $389,537.

At September 30, 2021, we had investments held in the Trust Account of $750,061,652.

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

If the Business Combination is not consummated, the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Common Stock Subject to Possible Redemption

The Company will provide holders of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, sold in the Initial Public Offering with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either: (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters. These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with ASC 480-10-S99. The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Articles of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. During the preparation of the Company’s financial statements as of September 30, 2021, management determined it should revise its previously reported financial statements to reclassify all of the Company’s shares of Class A common stock subject to possible redemption as temporary equity. See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company will adopt ASU 2020-06 on January 1, 2022 and is currently assessing the impact on the Company’s financial position, results of operations and cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management concluded that the material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. As previously reported, we became aware of the need to change the classification of our Warrants when the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” on April 12, 2021. As a result, our management concluded that there was a material weakness in internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the accounting standards that apply to our accounting for complex transactions, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. Management’s assessment of these actions, which we believe remediated the material weakness in internal control over financial reporting, was completed as of September 30, 2021.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

None.

Item 1A. Risk Factors.

During the period covered by this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A.

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

CONX CORP.
(Registrant)
Date: November 5, 2021	By:	/s/ Kyle Jason Kiser
Kyle Jason Kiser
Chief Executive Officer
Principal Executive, Financial and Accounting Officer