Form 10-K/A
period 2020-12-31
CONX Corp.
filed 2022-02-04
CIK 1823000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

CONX CORP.

FORM 10-K/A

EXPLANATORY NOTE

CONX Corp. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) to amend certain items in its Annual Report on Form 10-K as of December 31, 2020 and for the period from August 26, 2020 (inception) through December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2021, as amended by Amendment No. 1, filed with the SEC on May 24, 2021 (as amended, “Amendment No. 1”).

Background of Restatement

The Company historically classified a portion of the Company’s shares of redeemable Class A common stock (the “public shares”) as permanent equity to maintain stockholders’ equity in excess of $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. In connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 (the “Original Form 10-Q”), management re-evaluated the Company’s application of Accounting Standards Codification (“ASC”) 480-10-S99 with respect to the accounting classification of public shares and determined that the public shares include redemption provisions that require classification of all public shares as temporary equity, regardless of the minimum net tangible asset requirement discussed above. After further consideration, subsequent to the filing of the Original Form 10-Q, management re-evaluated the impact of the reclassification of a portion of the public shares on the Company’s previously issued financial statements and, in consultation with the audit committee of the Company’s board of directors (the “audit committee”), concluded that such reclassification was material with respect to certain of the Company’s previously issued financial statements, as further described below.

On January 20, 2022, the Company’s management and the audit committee concluded that (i) the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from August 26, 2020 (inception) through December 31, 2020, as restated in Amendment No. 1, (ii) the Company’s previously issued audited balance sheet as of as of November 3, 2020, as restated in Amendment No. 1, (iii) the Company’s previously issued unaudited condensed financial statements as of and for the three months ended March 31, 2021, included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021, (iv) the Company’s previously issued unaudited condensed financial statements as of and for the three and six months ended June 30, 2021, included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021, and (v) Note 1 to the Company’s previously issued unaudited condensed financial statements as of and for the three and nine months ended September 30, 2021, included in the Original Form 10-Q, respectively, should no longer be relied upon and should be restated due to the reclassification error described above. In connection with the restatement, the Company is also correcting its earnings per share calculation to allocate income and losses shared pro rata between the Company’s two classes of shares.

Restatement of Previously Issued Financial Statements

As a result of the factors described above, the Company has restated in this Amendment No. 2: (i) the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from August 26, 2020 (inception) through December 31, 2020, as restated in Amendment No. 1, and (ii) the Company’s previously issued audited balance sheet as of as of November 3, 2020, as restated in Amendment No. 1, to correct the classification error described above.

The Company’s (i) previously issued unaudited condensed financial statements as of and for the three months ended March 31, 2021, included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021, (ii) previously issued unaudited condensed financial statements as of and for the three and six months ended June 30, 2021, included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021, and (iii) Note 1 to the previously issued unaudited condensed financial statements as of and for the three and nine months ended September 30, 2021, included in the Original Form 10-Q, will be restated in in an amendment to the Original Form 10-Q.

The restatement of the financial statements had no impact on the Company’s liquidity or cash position. See Note 2 to the Notes to the Financial Statements included in Part II, Item 8 of this Amendment No. 2 for additional information on the restatement and the related financial statement effects.

Internal Control Considerations

As a result of the factors described above, the Company’s management has concluded that a material weakness existed in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. For a discussion of management’s consideration of the material weakness identified, see Item 9A. Controls and Procedures included in this Amendment No. 2.

Items Amended

The following items are amended in this Amendment No. 2: (i) Part I, Item 1A. Risk Factors; (ii) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iii) Part II, Item 8. Financial Statements and Supplementary Data; (iv) Part II, Item 9A. Controls and Procedures; and (v) Part IV, Item 15. Exhibits, Financial Statement Schedules. Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment No. 2 currently dated certifications from its principal executive officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1 and 32.1.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this prospectus may include, for example, statements about:

•	our ability to select an appropriate target or targets;

•	our ability to complete our initial business combination;

•	our expectations around the performance of the prospective target or targets;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective targets;

•	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance.

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

Summary of Risk Factors

We are a newly formed company that has conducted no operations and has generated no revenues. Until we complete our initial business combination, we will have no operations and will generate no operating revenues. These risks are discussed more fully following this summary. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:

•	If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

•	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•	The requirement that we complete our initial business combination by November 3, 2022 may give potential targets leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

•	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

•	If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until November 3, 2022, it could limit the amount available to fund our search for a target or targets and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

•	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

•	Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities.

•	We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

•	We may seek business combination opportunities in industries outside of the TMT industry (which industries may or may not be outside of our management’s area of expertise).

•	We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

•	We may have a limited ability to assess the management of a prospective target and, as a result, may effect our initial business combination with a target whose management may not have the skills, qualifications or abilities to manage a public company.

•	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

•	A market for our securities and a market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

•	Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

•	Our executive officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

•	Since our Sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire after our initial public offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

•	Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

•	The requirements of being a public company may strain our resources and divert management’s attention.

•	We are a blank check company with no operating history and no revenues, and there is no basis on which to evaluate our ability to achieve our business objective.

•	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

•	Our search for a business combination, and any target with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

•	Past performance by our management team or their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in us.

•	Provisions in our amended and restated articles of incorporation and Nevada law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our shares of Class A common stock and could entrench management.

•	Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

•	We may face risks related to businesses in the TMT industry.

•	The other risks and uncertainties discussed below and elsewhere in this report.

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

Following issuance of the SEC Statement, on May 24, 2021, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” Additionally, in connection with the preparation of the Original Form 10-Q, management re-evaluated the Company’s application of ASC 480-10-S99 with respect to the accounting classification of public shares and determined that the public shares include redemption provisions that require classification of all public shares as temporary equity. After further consideration, subsequent to the filing of the Original Form 10-Q, management re-evaluated the impact of the reclassification of a portion of the Public Shares on the Company’s previously issued financial statements and, in consultation with the Company’s audit committee, concluded that such reclassification was material with respect to certain of the Company’s previously issued financial statements and the financial statements should be restated. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of stock share pro rata in the income and losses of the Company. Accordingly, on January 20, 2022, the Company’s management and audit committee concluded that it was appropriate to restate the Company’s previously issued financial statements. As part of such process, we also identified a material weakness in our internal controls over financial reporting.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

Subsequent to our previously issued Form 10-K/A on May 24, 2021, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that if the Company is unable to complete a Business Combination by November 3, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s current cash balance and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 3, 2022. The Company intends to complete a Business Combination before the mandatory liquidation date.

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

For the period from August 26, 2020 (inception) through December 31, 2020, we had net income of $2,117,495, which was primarily related to a change in fair value of derivative warrant liabilities of $1,879,881, partially offset by offering costs associated with derivative warrant liabilities of $1,879,881 and general and administrative expenses of $162,382.

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

For the period ended December 31, 2020, net cash used in operating activities was $(115,223). Net income of $2,117,495 was offset by offering costs associated with derivative warrant liabilities of $1,879,881. Changes in operating assets and liabilities resulted in $(115,223) of cash used in operating activities.

At December 31, 2020, we had cash and marketable securities held in the Trust Account of $750,005,343.

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

Common Stock Subject to Possible Redemption

The Company will provide holders of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, sold in the Initial Public Offering with the opportunity to redeem all or a portion of their public shares upon the completion of a Business Combination either: (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their public shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to public stockholders who redeem their public shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters. These public shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with ASC 480 “Distinguishing Liabilities from Equity.” Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value.  The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the public shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its articles of incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, are recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, due to the material weakness we have identified in our internal control over financial reporting described below, as of December 31, 2020, our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

We became aware of the need to change the classification of our warrants when the SEC Statement was issued on April 12, 2021. Additionally, in connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, management re-evaluated the Company’s application of ASC 480-10-S99 with respect to the accounting classification of public shares. Upon such re-evaluation, management determined that the public shares include redemption provisions that require classification of the public shares as temporary equity, regardless of the minimum net tangible asset requirement, and as a result, concluded that certain of our previously issued financial statements should be restated to reflect the reclassification, as discussed in Note 2 to our financial statements in this Annual Report. Also, in connection with the change in presentation for the public shares, the Company restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. As a result, our management concluded that there was a material weakness related to our accounting for complex financial instruments in internal control over financial reporting as of December 31, 2020. In light of the material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our accounting for complex financial instruments, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. We can offer no assurance that our remediation plan will ultimately have the intended effects.

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated herein to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to complete a business combination by November 3, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

May 24, 2021, except for the effects of the restatement disclosed in Note 2, as to which the date is February 4, 2022

CONX CORP.

BALANCE SHEET

December 31, 2020

(As Restated)

Assets:
Current assets:
Cash	$1,211,837
Prepaid expenses	22,333
Other receivable	3,508
Total current assets	1,237,678
Cash held in trust account	750,005,343
Total assets	751,243,021
Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	112,500
Accrued expenses	25,000
Income taxes payable	1,122
Total current liabilities	138,622
Deferred legal fees	275,000
Deferred underwriting fee payable	26,250,000
Derivative warrant liabilities	45,726,666
Total liabilities	72,390,288
Commitments and Contingencies

Class A common stock subject to possible redemption, 75,000,000 shares at $10.00 per share	750,000,000
Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized; 10,000 issued and outstanding	1
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 18,750,000 shares issued and outstanding	1,875
Additional paid-in capital	—
Accumulated deficit	(71,149,143)
Total Stockholders’ Equity (Deficit)	(71,147,267)
Total Liabilities and Stockholders’ Equity (Deficit)	751,243,021

The accompanying notes are an integral part of the financial statements.

CONX Corp.

STATEMENT OF OPERATIONS

For the period from August 26, 2020 (inception) through December 31, 2020

(As Restated)

General and administrative expenses	$162,382
Loss from operations	(162,382)
Other income (expense)
Fair value of Private Placement Warrants in excess of proceeds	(2,875,266)
Offering costs allocated to derivative warrant liabilities	(1,879,881)
Change in fair value of derivative warrant liabilities	7,030,803
Interest income on securities held in Trust Account	5,343
Total other income	2,280,999
Income before income tax expense	2,118,617
Income tax expense	1,122
Net income	2,117,495
Weighted average common shares outstanding, basic and diluted
Class A – Common stock	34,257,480
Class B – Common stock	18,750,000
Basic and diluted net income per common share
Class A – Common stock	$0.04
Class B – Common stock	$0.04

The accompanying notes are an integral part of the financial statements.

CONX Corp.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the period from August 26, 2020 (inception) through December 31, 2020

(As Restated)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance—August 26, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Sale of common stock to Founders at $0.0001 per share(1)	—	—	21,562,500	2,156	22,844	—	25,000
Forfeiture of common stock to Founders	—	—	(2,812,500)	(281)	281	—	—
Issuance of Director Shares at $0.0001 per share	10,000	1	—	—	—	—	1
Accretion of Class A Common stock subject to possible redemption amount	—	—	—	—	(23,125)	(73,266,638)	(73,289,763)
Net income	—	—	—	—	—	2,117,495	2,117,495
Balance—December 31, 2020	10,000	$1	18,750,000	$1,875	$—	$(71,149,143)	$(71,147,267)

(1)	The financial statements have been retroactively restated to reflect that the Sponsor forfeited 7,187,500 of its Founder Shares on October 23, 2020 (see Note 7).

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

CONX Corp.
Notes to the Financial Statements

Note 2—Restatement of Previously Issued Financial Statements

The Company historically classified a portion of the Public Shares as permanent equity to maintain stockholders’ equity in excess of $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. In connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 (the “Original Form 10-Q”), management re-evaluated the Company’s application of Accounting Standards Codification (“ASC”) 480-10-S99 with respect to the accounting classification of Public Shares and determined that the Public Shares include redemption provisions that require classification of all Public Shares as temporary equity, regardless of the minimum net tangible asset requirement discussed above. After further consideration, subsequent to the filing of the Original Form 10-Q, management re-evaluated the impact of the reclassification of a portion of the Public Shares on the Company’s previously issued financial statements and, in consultation with the Company’s audit committee, concluded that such reclassification was material with respect to certain of the Company’s previously issued financial statements and the financial statements should be restated, as further described below. In connection with the restatement, the Company is also correcting its earnings per share calculation to allocate income and losses shared pro rata between the Company’s two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of stock share pro rata in the income and losses of the Company. See Note 3 and Note 7, which have been updated to reflect the restatement contained in this Annual Report.

As a result, the Company is restating in this Note 2: (i) the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from August 26, 2020 (inception) through December 31, 2020, and (ii) the Company’s previously issued audited balance sheet as of as of November 3, 2020, to correct the classification error described above.

The Company will restate the Company’s previously issued unaudited condensed financial statements as of and for the three months ended March 31, 2021, the Company’s previously issued unaudited condensed financial statements as of and for the three and six months ended June 30, 2021, and Note 1 to the Company’s previously issued unaudited condensed financial statements as of and for the three and nine months ended September 30, 2021, included in the Original Form 10-Q in an amendment to the Original Form 10-Q.

The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”). There has been no change in the Company’s total assets, liabilities, operating results or cash flows.

The following tables summarize the effects of the restatement on each financial statement line item as of the dates, and for the period, indicated:

	As Reported (As Previously Restated in 10-K/A Amendment No. 1)	Adjustment	As Restated
Balance Sheet as of November 3, 2020
Class A ordinary shares subject to possible redemption	$666,969,760	$83,030,240	$750,000,000
Class A ordinary shares	$831	$(830)	$1
Additional paid-in capital	$10,791,328	$(10,791,328)	$-
Accumulated deficit	$(5,794,307)	$(72,238,082)	$(78,032,389)
Total shareholders’ equity (deficit)	$5,000,008	$(83,030,240)	$(78,030,232)
Number of shares subject to possible redemption	66,696,976	8,303,024	75,000,000

Balance Sheet as of December 31, 2020
Class A ordinary shares subject to possible redemption	$673,852,730	$76,147,270	$750,000,000
Class A ordinary shares	$762	$(761)	$1
Additional paid-in capital	$2,879,871	$(2,879,871)	$-
Retained earnings (accumulated deficit)	$2,117,495	$(73,266,638)	$(71,149,143)
Total shareholders’ equity (deficit)	$5,000,003	$(76,147,270)	$(71,147,267)
Number of shares subject to possible redemption	67,385,273	7,614,727	75,000,000

Statement of Operations for the Period from August 26, 2020 to December 31, 2020
Weighted average shares outstanding, Class A ordinary shares	75,000,000	(40,748,031)	34,257,480
Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.04	$0.04
Weighted average shares outstanding, Class B ordinary shares	18,750,000	-	18,750,000
Basic and diluted net income per share, Class B ordinary shares	$0.11	$(0.07)	$0.04

Statement of Cash Flows for the Period from August 26, 2020 to December 31, 2020
Change in value of common stock subject to possible redemption	$673,852,730	$(673,852,730)	$-

Going Concern

Subsequent to our previously issued Form 10-K/A on May 24, 2021, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by November 3, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 3, 2022. The Company intends to complete a Business Combination before the mandatory liquidation date.

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

CONX Corp.
Notes to the Financial Statements

Common Stock Subject to Possible Redemption

The Company will provide holders of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, sold in the Initial Public Offering with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either: (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Articles of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders have agreed to vote their Founder Shares (as defined below in Note 5), the independent directors have agreed to vote the shares granted to them as compensation (the "Independent Director Shares") and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders and independent directors have agreed to waive their redemption rights with respect to their Founder Shares, the Independent Director Shares and Public Shares in connection with the completion of a Business Combination.

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

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of Class A common stock subject to possible redemption resulted in charges against additional paid-in capital and accumulated deficit. Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

At December 31, 2020, the shares of Class A common stock subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross Proceeds	$750,000,000
Less:
Proceeds allocated to Public Warrants	(32,882,204)
Class A common stock issuance costs	(40,407,559)
Plus:
Accretion of carrying value to redemption value	73,289,763
Class A common stock subject to possible redemption	$750,000,000

Net Income (Loss) Per Share of Common Stock

The Company has two classes of shares, Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the periods. The calculation of diluted net income (loss) per share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the Warrants is contingent upon the occurrence of future events. The calculation excludes 18,750,000 Public Warrants and 11,333,333 Private Placement Warrants for the period from August 26, 2020 (inception) through December 31, 2020. Accretion associated with the Class A common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

	For the Period from August 26, 2020 to December 31, 2020
	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$1,368,487	$749,008

Denominator:
Basic and diluted weighted average ordinary share per offering	34,257,480	18,750,000

Basic and diluted net income per ordinary share	$0.04	$0.04

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

Note 7—Stockholders’ Equity

Class A Common Stock—The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. At December 31, 2020, there were 10,000 shares of Class A common stock issued and outstanding.

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

Note 11—Subsequent Events

The Company evaluated events that have occurred after the balance sheet date through May 24, 2021, which is the date on which the financial statements were issued. Based upon this review, other than as noted in Note 2, as to which the date is February 4, 2022, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONX CORP.
(Registrant)

Date: February 4, 2022	By:	/s/ Kyle Jason Kiser
Kyle Jason Kiser
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Charles W. Ergen	Chairman, Director	February 4, 2022
Charles W. Ergen

/s/ Kyle Jason Kiser	Chief Executive Officer and Director	February 4, 2022
Kyle Jason Kiser	(Principal Executive Officer, Principal Financial and Accounting Officer, Director)

/s/ Gerald Gorman	Director	February 4, 2022
Gerald Gorman

/s/ David Moskowitz	Director	February 4, 2022
David Moskowitz

/s/ Adrian Steckel	Director	February 4, 2022
Adrian Steckel