Form 10-Q/A
period 2021-09-30
CONX Corp.
filed 2022-02-04
CIK 1823000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

CONX Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to amend certain items in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (the “Original Form 10-Q”), originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 5, 2021.

Background of Restatement

The Company historically classified a portion of the Company’s shares of redeemable Class A common stock (the “public shares”) as permanent equity to maintain stockholders’ equity in excess of $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. In connection with the preparation of the Original Form 10-Q, management re-evaluated the Company’s application of Accounting Standards Codification (“ASC”) 480-10-S99 with respect to the accounting classification of public shares and determined that the public shares include redemption provisions that require classification of all public shares as temporary equity, regardless of the minimum net tangible asset requirement discussed above. After further consideration, subsequent to the filing of the Original Form 10-Q, management re-evaluated the impact of the reclassification of a portion of the public shares on the Company’s previously issued financial statements and, in consultation with the audit committee of the Company’s board of directors (the “audit committee”), concluded that such reclassification was material with respect to certain of the Company’s previously issued financial statements, as further described below.

On January 20, 2022, the Company’s management and the audit committee concluded that (i) the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from August 26, 2020 (inception) through December 31, 2020, as restated in Amendment No. 1 to the Company’s Annual Report on Form 10-K as of December 31, 2020 and for the period from August 26, 2020 (inception) through December 31, 2020, filed with the SEC on May 24, 2021 (the “Form 10-K/A”), (ii) the Company’s previously issued audited balance sheet as of as of November 3, 2020, as restated in the Form 10-K/A, (iii) the Company’s previously issued unaudited condensed financial statements as of and for the three months ended March 31, 2021, included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021, (iv) the Company’s previously issued unaudited condensed financial statements as of and for the three and six months ended June 30, 2021, included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021, and (v) Note 1 to the Company’s previously issued unaudited condensed financial statements as of and for the three and nine months ended September 30, 2021, included in the Original Form 10-Q, respectively, should no longer be relied upon and should be restated due to the reclassification error described above. In connection with the restatement, the Company also corrected its earnings per share calculation to allocate income and losses shared pro rata between the Company’s two classes of shares.

Restatement of Previously Issued Financial Statements

As a result of the factors described above, the Company has restated in this Amendment No. 1: (i) the Company’s previously issued unaudited condensed financial statements as of and for the three months ended March 31, 2021, (ii) the Company’s previously issued unaudited condensed financial statements as of and for the three and six months ended June 30, 2021, and (iii) Note 1 to the Company’s previously issued unaudited condensed financial statements as of and for the three and nine months ended September 30, 2021, included in the Original Form 10-Q, to correct the classification error described above.

The Company’s previously issued audited financial statements as of December 31, 2020 and for the period from August 26, 2020 (inception) through December 31, 2020, and the Company’s previously issued audited balance sheet as of as of November 3, 2020 were restated in Amendment No. 2 on Form 10-K/A to the Company’s Annual Report on Form 10-K as of December 31, 2020 and for the period from August 26, 2020 (inception) through December 31, 2020, filed with the SEC on February 4, 2022.

The restatement of the financial statements had no impact on the Company’s liquidity or cash position. See Note 1 to the Notes to the Financial Statements included in Part I, Item 1 of this Amendment No. 1 for additional information on the restatement and the related financial statement effects.

Internal Control Considerations

As a result of the factors described above, the Company’s management has concluded that a material weakness existed in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. For a discussion of management’s consideration of the material weakness identified, see Part I, Item 4A. Controls and Procedures included in this Amendment No. 1.

Items Amended

The following items are amended in this Amendment: (i) Part I, Item 1. Financial Statements; (ii) Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iii) Part I, Item 4. Controls and Procedures; (iv) Part II, Item 1A. Risk Factors; and (v) Part II, Item 6. Exhibits. Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment No. 1 currently dated certifications from its principal executive officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1 and 32.1.

CONX CORP.

FORM 10-Q

For the period ended September 30, 2021

CONX CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31,
	(unaudited)	2020
Assets:
Current assets:
Cash	$866,309	$1,211,837
Prepaid expenses	22,883	22,333
Other receivable	3,508	3,508
Total current assets	892,700	1,237,678
Investments held in trust account	750,061,652	750,005,343
Total assets	750,954,352	751,243,021
Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	1,983	112,500
Accrued expenses	186,000	25,000
Income taxes payable	9,082	1,122
Total current liabilities	197,065	138,622
Deferred legal fees	275,000	275,000
Deferred underwriting fee payable	26,250,000	26,250,000
Derivative warrant liabilities	34,595,832	45,726,666
Total liabilities	61,317,897	72,390,288
Commitments and Contingencies
Class A common stock subject to possible redemption, 75,000,000 and 75,000,000 shares, respectively at $10.00 per share	750,000,000	750,000,000
Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized; 20,000 and 10,000 shares issued and outstanding, respectively	2	1
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 18,750,000 shares issued and outstanding	1,875	1,875
Additional paid-in capital	—	—
Retained earnings (accumulated deficit)	(60,365,422)	(71,149,143)
Total Stockholders’ Equity (Deficit)	(60,363,545)	(71,147,267)
Total Liabilities and Stockholders’ Equity (Deficit)	750,954,352	751,243,021

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONX Corp.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		Period from		Period from
		August 26,		August 26,
	For Three	2020		2020
	Months	(Inception) -	For Nine Months	(Inception) -
	Ended September 30,	September 30,	Ended	September 30,
	2021	2020	September 30, 2021	2020
General and administrative expenses	$92,765	$8,525	$389,537	$8,525
Loss from operations	(92,765)	(8,525)	(389,537)	(8,525)
Other income
Change in fair value of derivative warrant liabilities	6,016,667	—	11,130,834	—
Interest income on investments held in Trust Account	18,907	—	56,309	—
Total other income	59,428,109	—	10,797,606	—
Income (loss) before income tax expense	5,942,809	(8,525)	10,797,606	(8,525)
Income tax expense	4,420	—	13,885	—
Net income (loss)	5,938,389	(8,525)	10,783,721	(8,525)
Weighted average common shares outstanding, basic and diluted
Class A – Common stock	75,020,000	—	75,015,699	—
Class B – Common stock	18,750,000	18,750,000	18,750,000	18,750,000
Basic and diluted net (loss) income per common share
Class A – Common stock	$0.06	$—	$0.12	$—
Class B – Common stock	$0.06	$—	$0.12	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONX Corp.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY ( DEFICIT)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021
	Common Stock				Additional
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—January 1, 2021	10,000	$1	18,750,000	$1,875	$—	$(71,149,143)	$(71,147,267)
Issuance of Director Shares	10,000	1	—	—	—	—	1
Net income	—	—	—	—	—	8,671,529	8,671,529
Balance—March 31, 2021 (as restated, see Note 2)	20,000	$2	18,750,000	$1,875	$—	$(62,477,614)	$(62,475,737)
Net loss	—	—	—	—	—	(3,826,197)	(3,826,197)
Balance—June 30, 2021 (as restated, see Note 2)	20,000	$2	18,750,000	$1,875	$—	$(66,303,811)	$(66,301,934)
Net income	—	—	—	—	—	5,938,389	5,938,389
Balance—September 30, 2021	20,000	$2	18,750,000	$1,875	$—	$(60,365,422)	$(60,363,545)

	FOR THE PERIOD FROM AUGUST 26, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020
	Common Stock				Additional
	Class A		Class B		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—August 26, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Sale of common stock to Founders at $0.001 per share	—	—	21,562,500	2,156	22,844	—	25,000
Net loss	—	—	—	—	—	(8,525)	(8,525)
Balance—September 30, 2020	—	$—	21,562,500	$2,156	$22,844	$(8,525)	$16,475

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

Note 1—Description of Organization, Business Operations and Basis of Presentation (as restated)

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

The Company will provide holders of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares (as defined below) upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). In accordance with Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to possible redemption to be classified outside of permanent equity. The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Articles of Incorporation (the “Articles of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4), the independent directors have agreed to vote the shares granted to them as compensation (the “Independent Director Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders and independent directors have agreed to waive their redemption rights with respect to their Founder Shares, the Independent Director Shares and Public Shares in connection with the completion of a Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s annual report on Form 10-K/A (Amendment No. 2), as filed with the SEC on February 4, 2022. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the period ended December 31, 2021 or for any future periods.

Restatement of Previously issued Financial Statements

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

As a result, the Company is restating in this Note 1: (i) the Company’s previously issued unaudited condensed financial statements as of and for the three months ended March 31, 2021, (ii) the Company’s previously issued unaudited condensed financial statements as of and for the three and six months ended June 30, 2021, and (iii) Note 1 to the Company’s previously issued unaudited condensed financial statements as of and for the three and nine months ended September 30, 2021, included in the Original Form 10-Q, to correct the classification error described above.

The Company’s previously issued audited financial statements as of December 31, 2020 and for the period from August 26, 2020 (inception) through December 31, 2020, and the Company’s previously issued audited balance sheet as of as of November 3, 2020 were restated in Amendment No. 2 on Form 10-K/A to the Company’s Annual Report on Form 10-K as of December 31, 2020 and for the period from August 26, 2020 (inception) through December 31, 2020, filed with the SEC on February 4, 2022.

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

The following tables summarize the effects of the restatement on each financial statement line item as of the dates, and for the period, indicated:

	As Reported
	(As
	Previously
	Reported in
Balance Sheet as of March 31, 2021 (unaudited)	Form 10-Q)	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$682,524,260	$67,475,740	$750,000,000
Class A ordinary shares	$676	$(674)	$2
Additional paid-in capital	$—	$—	$—
Retained earnings (accumulated deficit)	$4,997,453	$(67,475,067)	$(62,477,614)
Total shareholders’ equity (deficit)	$5,000,004	$(67,475,741)	$(62,475,737)
Number of shares subject to possible redemption	68,252,426	6,747,574	75,000,000

Balance Sheet as of June 30, 2021(unaudited)
Class A ordinary shares subject to possible redemption	$678,698,060	$71,301,940	$750,000,000
Class A ordinary shares	$715	$(713)	$2
Additional paid-in capital	$—	$—	$—
Retained earnings (accumulated deficit)	$4,997,415	$(71,301,226)	$(66,303,811)
Total shareholders’ equity (deficit)	$5,000,005	$(71,301,939)	$(66,301,934)
Number of shares subject to possible redemption	67,869,806	7,130,194	75,000,000

Statement of Operations for the three months ended March 31, 2021 (unaudited)
Weighted average shares outstanding, Class A ordinary shares	75,000,000	—	75,017,111
Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.09	$0.09
Weighted average shares outstanding, Class B ordinary shares	18,750,000	—	18,750,000
Basic and diluted net income per share, Class B ordinary shares	$0.46	$(0.37)	$0.09

Statement of Operations for the three months ended June 30, 2021 (unaudited)
Weighted average shares outstanding, Class A ordinary shares	75,000,000	—	75,020,000
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.00	$(0.04)	$(0.04)
Weighted average shares outstanding, Class B ordinary shares	18,750,000	—	18,750,000
Basic and diluted net loss per share, Class B ordinary shares	$(0.20)	$0.16	$(0.04)

Statement of Operations for the six months ended June 30, 2021 (unaudited)
Weighted average shares outstanding, Class A ordinary shares	75,000,000	—	75,018,564
Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.05	$0.05
Weighted average shares outstanding, Class B ordinary shares	18,750,000	—	18,750,000
Basic and diluted net income per share, Class B ordinary shares	$0.26	$(0.21)	$0.05

Statement of Cash Flows for the three months ended March 31, 2021 (unaudited)
Change in value of common stock subject to possible redemption	$8,671,530	$(8,671,530)	—

Statement of Cash Flows for the six months ended June 30, 2021 (unaudited)
Change in value of common stock subject to possible redemption	$4,845,330	$(4,845,330)	—

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

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating the net income (loss) per common share. Shares of Class A common stock subject to possible redemption as of the three- and nine month periods ended September 30, 2021 have been excluded from the calculation of the basic net income per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. When calculating its diluted net income (loss) per share, the Company has not considered the effect of the incremental number of shares of common stock to settle Warrants sold in the Initial Public Offering and Private Placement, as calculated using the treasury stock method. The calculation of diluted net income (loss) per share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the Warrants is contingent upon the occurrence of future events. The calculation excludes 18,750,000 Public Warrants and 11,333,333 Private Placement Warrants for the three - and nine-month periods ended September 30, 2021.

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B

Basic and diluted net income per share
Numerator:
Allocation of net income	$4,750,711	$1,187,678	$8,626,977	$2,156,744
Denominator:
Basic and diluted weighted average shares outstanding	75,020,000	18,750,000	75,015,699	18,750,000
Basic and diluted net income per share	$0.06	$0.06	$0.12	$0.12

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

Note 6—Stockholders’ Equity (Deficit)

Class A Common Stock—The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2021, there were 20,000 shares of Class A common stock issued and outstanding. At December 31, 2020, there were 10,000 shares of Class A common stock issued and outstanding.

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

Note 9—Subsequent Events

The Company evaluated events that have occurred after the balance sheet date through November 5, 2021, which is the date on which the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, except as described below and Note 2 as to which date is February 4, 2022.

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

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” gives effect to the restatement of our financial statements, as discussed in Note 1 to our condensed financial statements included in this Quarterly Report. For further detail regarding the restatement, see “Explanatory Note” and Part I, Item 4. Controls and Procedures.

Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2020, filed with the SEC on February 4, 2022 (the “Annual Report on Form 10-K/A”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive and Financial Officer), our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer concluded that, due to the material weakness in our internal control over financial reporting described below, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. In connection with the preparation of this Quarterly Report, management re-evaluated the Company’s application of ASC 480-10-S99 with respect to its accounting classification of public shares. Upon such re-evaluation, management determined that the public shares include redemption provisions that require classification of the public shares as temporary equity, regardless of the minimum net tangible asset requirement, and as a result, concluded that certain of our previously issued financial statements should be restated to reflect the reclassification, as discussed in Note 1 to our condensed financial statements in this Quarterly Report. Also, in connection with the change in presentation for the public shares, the Company restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares.

As a result, our management concluded that the previously identified material weakness had not been remediated and that there was a material weakness in our internal control over financial reporting related to our accounting for complex financial instruments in internal control over financial reporting as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led our management to conclude that our previously issued financial statements should be restated as a result of the classification error described above had not yet been identified.

In light of the material weakness described above, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our accounting for complex financial instruments, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. We can offer no assurance that our remediation plan will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

None.

Item 1A. Risk Factors.

During the period covered by this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A (Amendment No. 2), filed with the SEC on February 4, 2022.

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