Form 10-K
period 2021-12-31
CONX Corp.
filed 2022-03-16
CIK 1823000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $739,500,000.

As of March 15, 2022, 75,030,000 shares of Class A common stock, par value $0.0001 per share, and 18,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

CONX CORP.

FORM 10-K

-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this prospectus may include, for example, statements about:

●	our ability to select an appropriate target or targets;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target or targets;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective targets;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

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

-ii-

PART I

Item 1.Business

Introduction

We are a blank check company incorporated in the State of Nevada on August 26, 2020, whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or assets, which we refer to as our initial business combination. While we may pursue an acquisition opportunity in any industry or geographic region, we are focusing our search on identifying a prospective target that can benefit from our operational expertise in the technology, media and telecommunications (“TMT”) industry, including the wireless communications industry.

Competitive Advantages

Our business strategy is to identify and complete our initial business combination with a target that complements the experience of our management team and can benefit from their operational expertise. Our selection process leverages our management team’s broad and deep relationship network, unique industry experiences and proven deal sourcing capabilities to access a broad spectrum of differentiated opportunities. This network has been developed through our management team’s extensive experience and demonstrated success in building businesses through organic growth and realization of strategic opportunities in the TMT industry. The management team has developed a proven track record through numerous financial cycles and industry transitions including:

●	a reputation of building industry-leading companies and ability to deliver shareholder value;
●	a prolific history of disrupting incumbents and legacy business models in the TMT industry through constant innovation, competitive pricing and pioneering investment strategies, including wireless spectrum acquisitions;
●	extensive experience in identifying strategic opportunities and executing high-profile acquisitions, using broad deal sourcing and differentiated transaction execution/structuring capabilities;
●	experience deploying broad value creation strategies, including recruiting world-class talent and delivering operating efficiency through financial discipline; and
●	an extensive history of accessing the capital markets, including financing businesses at various stages of their life cycles.

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

●	Value Creation. We are seeking out targets that we believe have significant potential for future shareholder value creation through business growth and operational improvements. We are focusing on companies with a history of strong operating and financial results and strong fundamentals, but may also seek to acquire start-up companies with a path to long-term profitability or value creation. In addition, we intend to evaluate wireless spectrum assets that we believe have significant value creation potential.
●	Targets with Recurring and Embedded Revenue and Earnings Growth or Potential for Revenue and Earnings Growth. We are seeking to acquire one or more targets that have achieved or have the potential for significant revenue and earnings growth through a combination of organic growth, synergistic add-on acquisitions, new product markets and geographies, increased production capacity, expense reduction and increased operating leverage.
●	Targets with, or with the Potential for, Strong Free Cash Flow Generation. We are seeking to acquire one or more targets that already have, or have the potential to generate, consistent, stable and recurring free cash flow. We are focusing on one or more targets that have predictable revenue streams with high visibility.
●	Strong Competitive Position. We are focusing on acquisition targets that have a leading, growing or niche market position in their industries. We are analyzing the strengths and weaknesses of targets relative to their competitors. We are seeking to acquire one or more targets that demonstrate advantages when compared to their competitors, which may help to protect their market position and profitability.
●	Experienced Management Team. We are seeking to acquire one or more targets with a complete, experienced management team that provides a platform for us to further develop the acquired target’s management capabilities. We seek to partner with a potential target’s management team and expect that the operating and financial abilities of our executive team and board will complement their own capabilities.

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

Financial Position

With funds available for a business combination in the amount of $723,830,355 (as of December 31, 2021, after payment of $26,250,000 of deferred underwriting fees and assuming no redemptions, we offer a target a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target to fit its needs and desires.

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	We issue shares of common stock that will be equal to or in excess of 20% of the number of our shares of common stock then outstanding (other than in a public offering);
●	Any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest earned on the trust account (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common stock or voting power of 5% or more; or
●	The issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of Our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, initial stockholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our sponsor, initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

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

Our Sponsor, initial stockholders, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our initial stockholders, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of Class A common stock) following our mailing of proxy materials in connection with our initial business combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the stockholder meeting related to our initial business combination. Our Sponsor, executive officers, directors, advisors or any of their affiliates will select which stockholders to purchase shares from based on a negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Our sponsor, initial stockholders, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) of, or Rule 10b-5 under, the Exchange Act. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest (less amounts released to us to pay our taxes), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account as of December 31, 2021 is approximately $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. The redemption rights will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Our initial stockholders, Sponsor, officers and directors have entered or, in the case of independent directors appointed in the future, will enter into a letter agreement with us pursuant to which they have agreed or will agree to waive their redemption rights in connection with the completion of our initial business combination with respect to any founder shares, Independent Director Shares and public shares they may hold.

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

If we provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A under the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
●	file proxy materials with the SEC.

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

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E under the Exchange Act, which regulate issuer tender offers, and
●	file tender offer documents with the SEC prior to completing our initial business combination, which will contain substantially the same financial and other information about the initial business combination and the redemption rights as is required pursuant to Regulation 14A under the Exchange Act, which regulates the solicitation of proxies.

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

Our initial stockholders, Sponsor, officers and directors have agreed, or in the case of any additional independent directors appointed in the future, will agree, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated articles of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by November 3, 2022 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less amounts released to us to pay our taxes), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $750,369 of proceeds held outside the trust account (as of December 31, 2021), although there is no assurance that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

We will seek to reduce the possibility that our Sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective targets or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriter of our initial public against certain liabilities, including liabilities under the Securities Act. As of December 31, 2021, we had access to approximately $750,369 of proceeds from our initial public offering held outside of the trust account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000).

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and we are required to have our internal control procedures audited. A target may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Summary of Risk Factors

We are a blank check company that has conducted no operations and has generated no revenues. Until we complete our initial business combination, we will have no operations and will generate no operating revenues. These risks are discussed more fully following this summary. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:

●	If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The requirement that we complete our initial business combination by November 3, 2022 may give potential targets leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
●	If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until November 3, 2022, it could limit the amount available to fund our search for a target or targets and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.
●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.
●	Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities.

●	We have a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
●	We may seek business combination opportunities in industries outside of the TMT industry (which industries may or may not be outside of our management’s area of expertise).
●	We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.
●	We may have a limited ability to assess the management of a prospective target and, as a result, may effect our initial business combination with a target whose management may not have the skills, qualifications or abilities to manage a public company.
●	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
●	A market for our securities and a market for our securities may not develop, which would adversely affect the liquidity and price of our securities.
●	Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
●	Our executive officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
●	Since our Sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire after our initial public offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
●	Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.
●	The requirements of being a public company may strain our resources and divert management’s attention.
●	We are a blank check company with no operating history and no revenues, and there is no basis on which to evaluate our ability to achieve our business objective.
●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
●	Our search for a business combination, and any target with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and the status of debt and equity markets.
●	Past performance by our management team or their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in us.

●	Provisions in our amended and restated articles of incorporation and Nevada law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our shares of Class A common stock and could entrench management.
●	Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
●	We may face risks related to businesses in the TMT industry.
●	The other risks and uncertainties discussed below and elsewhere in this report.

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

We may not be able to find a suitable target and complete our initial business combination by November 3, 2022. For example, the coronavirus (“COVID-19”) pandemic could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, COVID-19 may negatively impact businesses we may seek to acquire. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination by such date, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less amounts released to us to pay our taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Nevada law to provide for claims of creditors and the requirements of other applicable law.

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

Of the net proceeds of our initial public offering, only $750,369 (as of December 31, 2021) is available to us outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account as of December 31, 2021 are sufficient to allow us to operate until November 3, 2022; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep targets from “shopping” around for transactions with other companies or investors on terms more favorable to such targets) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target.

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

We may engage the underwriter that acted in our initial public offering or one of its affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay the underwriter or its affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriter is also entitled to receive deferred commissions from the trust account that are conditioned on the completion of an initial business combination. The fact that the underwriter or its affiliates’ financial interests are tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development and maintenance of internal controls and compliance with the Sarbanes-Oxley Act has increased, and is expected to continue to increase, the time and costs necessary to operate our company.

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

Although we have no current commitments to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our Class A common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

As of December 31, 2021, we have funds available for a business combination in the amount of $723,830,355 after payment of $26,250,000 of deferred underwriting fees and assuming no redemptions. We may effectuate our initial business combination with a single target or multiple targets simultaneously or within a short period of time.

However, we may not be able to effectuate our initial business combination with more than one target because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several targets as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

On April 12, 2021, the Staff of the Securities and Exchange Commission (the “SEC”) issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”) informing market participants that certain warrants issued by SPACs may require classification as a liability of the entity measured at fair value, with changes in fair value each period reported in earnings. The SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination. The terms described in the SEC Statement are common in SPACs and are similar to the terms contained in the warrant agreement governing our warrants. In response to the SEC Statement, we reevaluated the accounting treatment of our public warrants and private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2021 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following issuance of the SEC Statement, on May 24, 2021, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2021. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” Additionally, in connection with the preparation of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, management re-evaluated the Company’s application of ASC 480-10-S99 with respect to the accounting classification of public shares and determined that the public shares include redemption provisions that require classification of all public shares as temporary equity. After further consideration, subsequent to the filing of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, management re-evaluated the impact of the reclassification of a portion of the Public Shares on the Company’s previously issued financial statements and, in consultation with the Company’s audit committee, concluded that such reclassification was material with respect to certain of the Company’s previously issued financial statements and the financial statements should be restated. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of stock share pro rata in the income and losses of the Company. Accordingly, on January 20, 2022, the Company’s management and audit committee concluded that it was appropriate to restate the Company’s previously issued financial statements. As part of such process, we also identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. We became aware of the need to change the classification of our warrants when the SEC Statement was issued on April 12, 2021. As a result, management concluded that there was a material weakness in internal control over financial reporting as of December 31, 2021.

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

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not subject to.

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

As of December 31, 2021, there were 424,970,000 and 31,250,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B common stock. The Class B common stock is automatically convertible into Class A common stock at the time of the consummation of our initial business combination, initially at a one-for-one ratio, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as described herein. There are no shares of preferred stock currently issued and outstanding.

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

However, our amended and restated articles of incorporation provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our shares of Class A common stock (except that an aggregate of up to 50,000 Independent Director Shares may at any time be issued and outstanding) (a) on any initial business combination or (b) to approve an amendment to our amended and restated articles of incorporation to (x) extend the time we have to consummate a business combination beyond November 3, 2022 or (y) amend the foregoing provisions. These provisions of our amended and restated articles of incorporation, like all provisions of our amended and restated articles of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

●	may significantly dilute the equity interest of investors in our stock;

●	may subordinate the rights of holders of Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;
●	could cause a change in control if a substantial number of shares of Class A common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly because as of December 31, 2021, we are no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight are required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	local or regional economic policies and market conditions;
●	unexpected changes in regulatory requirements;
●	challenges in managing and staffing international operations;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;
●	corruption;
●	protection of intellectual property;
●	social unrest, crime, strikes, riots and civil disturbances;
●	regime changes and political upheaval;
●	terrorist attacks and wars; and
●	deterioration of political relations with the United States.

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

Our search for a business combination, and any target with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 pandemic and the status of debt and equity markets.

The COVID-19 pandemic has resulted in, and a significant outbreak of other infectious diseases could result in, a widespread health crisis adversely affecting the economies and financial markets worldwide, potentially including the business of any potential target business with which we intend to consummate a business combination. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or make it impossible or impractical to negotiate and consummate a transaction with the target company’s personnel, vendors and service providers in a timely manner, if at all. The extent to which COVID-19 will impact our search for a business combination will depend on future developments, which continue to be uncertain and cannot be predicted, including the actions to contain emerging variants of COVID-19 or their impacts, among others. While vaccines for COVID-19 have been developed, there is no guarantee that such vaccines will be durable. If any treatment or vaccine for COVID-19 and any potentially emerging variants is ineffective or underutilized, any impact on our business may be prolonged. The disruptions posed by COVID-19 or other public health emergencies, diseases or matters of global concern could materially adversely affect our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination.

In addition, our ability to consummate a transaction may depend on our ability to raise equity and debt financing which may be impacted by public health crises and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

Such events may also have the effect of heightening other risks described in this “Risk Factors” section.

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

Our amended and restated articles of incorporation contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include:

●	the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities;
●	a staggered board of directors; and
●	the fact that prior to the completion of our initial business combination only holders of our founder shares, which have been issued to our Sponsor, are entitled to vote on the appointment of directors.

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

Business combinations with businesses in the TMT industry entail special considerations and risks. If we are successful in completing a business combination with such a target, we may be subject to, and possibly adversely affected by, the following risks:

●	if we do not develop successful new products or improve existing ones, our business will suffer;
●	we may invest in new lines of business that could fail to attract or retain users or generate revenue;
●	we will face significant competition and if we are not able to maintain or improve our market share, our business could suffer;
●	the loss of one or more members of our management team, or our failure to attract and retain other highly qualified personnel in the future, could seriously harm our business;
●	if our security is compromised or if our platform is subjected to attacks that frustrate or thwart our users’ ability to access our products and services, our users, advertisers, and partners may cut back on or stop using our products and services altogether, which could seriously harm our business;
●	mobile malware, viruses, hacking and phishing attacks, spamming, and improper or illegal use of our products could seriously harm our business and reputation;
●	if we are unable to successfully grow our user base and further monetize our products or services, our business will suffer;
●	if we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be seriously harmed;
●	we may be subject to regulatory investigations and proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a way that could seriously harm our business;
●	components used in our products may fail as a result of a manufacturing, design, or other defect over which we have no control, and render our devices inoperable;

●	an inability to manage rapid change, increasing consumer expectations and growth;
●	an inability to build strong brand identity and improve subscriber or customer satisfaction and loyalty;
●	an inability to deal with our subscribers’ or customers’ privacy concerns;
●	an inability to license or enforce intellectual property rights on which our business may depend;
●	an inability by us, or a refusal by third parties, to license content to us upon acceptable terms;
●	potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;
●	competition for the leisure and entertainment time and discretionary spending of subscribers or customers, which may intensify in part due to advances in technology and changes in consumer expectations and behavior;
●	disruption or failure of our networks, systems or technology as a result of misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events; and
●	our target company may have a significant need to raise capital to fund operations, serve customers and compete efficiently, and that capital may not be available on acceptable terms or at all.

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

Item 2.Properties

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

Item 3.Legal Proceedings

To the knowledge of our management, there is no litigation currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.Mine Safety Disclosures

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

Holders

On March 15, 2022, there was one holder of record of our units, four holders of record of our Class A common stock (including shares of Class A common stock held by our independent directors), two holders of record of our warrants and one holder of record of our Class B common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.Selected Financial Data

Not applicable.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a blank check company incorporated in the State of Nevada on August 26, 2020, whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or assets. We intend to effectuate our initial business combination utilizing cash from the proceeds of our initial public offering and the sale of the Private Placement Warrants (as defined below), our capital stock, debt or a combination of cash, stock and debt. Although we are not limited to a particular industry or sector for purposes of consummating an initial business combination, we intend to focus our search on identifying a prospective target that can benefit from our operational expertise in the technology, media and telecommunications (“TMT”) industry, including the wireless communications industry.

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

For the period from August 26, 2020 (inception) through December 31, 2020, we had net income of $2,117,495, which was primarily related to a change in fair value of derivative warrant liabilities of $7,030,803, partially offset by offering costs associated with derivative warrant liabilities of $1,879,881, fair value of Private Placement Warrants in excess of proceeds of $2,875,266 and general and administrative expenses of $162,382.

For the year ended December 31, 2021, we had net income of $19,356,076, which was primarily related to a change in fair value of derivative warrant liabilities of $19,855,000, partially offset by general and administrative expenses of $555,487.

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

For the period from August 26, 2020 (inception) through December 31, 2020, net cash used in operating activities was $(115,223). Net income of $2,117,495 was offset by offering costs associated with derivative warrant liabilities of $1,879,881. Changes in operating assets and liabilities resulted in $(115,223) of cash used in operating activities.

For the year ended December 31, 2021, net cash used in operating activities was $(461,468), principally due to the payment of general and administrative expenses during the year.

At December 31, 2020 and December 31, 2021, we had cash and marketable securities held in the Trust Account of $750,005,343 and $750,080,355, respectively. The increase was due to interest earned on the assets in our trust account.

We intend to utilize substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our initial business combination. During the period ended December 31, 2021, we withdrew no interest earned on the Trust Account to pay income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Recent accounting standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company will adopt ASU 2020-06 on January 1, 2022 and is currently assessing the impact on the Company’s financial position, results of operations and cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 8.Financial Statements and Supplementary Data

Our financial statements and notes thereto begin on page F-1.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, are recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, due to the material weakness we have identified in our internal control over financial reporting described in management’s report on internal controls over financial reporting set forth in Part II, Item 8 of this Annual Report, our disclosure controls and procedures were not effective.

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

Management’s Report on Internal Controls over Financial Reporting

Management’s report on internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), and the related report of our independent registered public accounting firm, are set forth in Part II, Item 8 of this Annual Report and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the circumstances that led to the restatement of our financial statements discussed in Note 2 to our financial statements in our Annual Report on Form 10-K (Amendment No. 2), filed with the SEC on February 4, 2022. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our accounting for complex financial instruments, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. We can offer no assurance that our remediation plan will ultimately have the intended effects.

Item 9B.   Other Information

None.

Part III

Item 10.Directors, Executive Officers and Corporate Governance

Officers and Directors

Our officers and directors are as follows:

Name	Age	Position
Charles W. Ergen	69	Chairman
Kyle Jason Kiser	57	Chief Executive Officer, Director
Gerald Gorman	65	Director
David K. Moskowitz	63	Director
Adrian Steckel	54	Director

Charles W. Ergen.   Mr. Ergen is our founder and has served as our Chairman since our formation. He also serves as executive Chairman of DISH and has been Chairman of the board of directors of DISH since its formation. During the past five years, Mr. Ergen has held various executive officer and director positions with DISH and its subsidiaries including the position of Chief Executive Officer, which he held most recently from March 2015 to December 2017. During 1980, Mr. Ergen co-founded DISH with his future spouse, Cantey M. Ergen, and James DeFranco. Mr. Ergen also serves as executive Chairman and Chairman of the board of directors of EchoStar.

Kyle Jason Kiser.   Mr. Kiser has served as our Chief Executive Officer and Director since our formation. He has served as Treasurer of DISH since 2008, and has been employed by entities owned or controlled by Mr. Ergen for over 30 years. Since joining EchoSphere Corporation (later DISH) in 1987, he has held various operational, managerial and financial positions.

Gerald Gorman.   Mr. Gorman, who has served as one of our Directors since November 2020, has been the Chief Executive Officer of World Media Group, LLC since 2004. World Media Group, LLC builds and partners to develop innovative technology companies including Doctor.com, a leader in healthcare consumerism, acquired by Press Ganey Associates LLC, India.com, a large Indian news and entertainment partnership with Penske Media acquired by Zee TV, and Lawyer.com, the leading matching engine for consumers and lawyers. World Media Group, LLC invests and partners to help launch startups via its World Accelerator. Partners include Scientist.com, Calendar.com and Outerspace.com. Recently funded ventures include a video meeting platform and an office wellness management system. World Media Group was an early investor in bitcoin and blockchain related ventures including Sweet.io, a social rewards platform for music labels, sports teams and consumer brands. Prior to founding World Media Group, LLC, Mr. Gorman was Chairman and Chief Executive Officer of Mail.com, which he co-founded in 1995. Prior to founding Mail.com, Mr. Gorman was a Managing Director in the investment banking division of Donaldson, Lufkin & Jenrette where he founded the Satellite Financing Group and completed pioneering transactions for satellite industry leaders, including DISH, PanAmSat Corporation, and Asia Satellite Telecommunications Company Limited. Mr. Gorman holds a degree in Mechanical Engineering from Melbourne University and an MBA from Columbia University.

David K. Moskowitz.   David K. Moskowitz, who has served as one of our Directors since October 2021, served as a director and senior advisor of DISH Network Corporation until April 2019. Prior to that, Mr. Moskowitz was an Executive Vice President as well as Secretary and General Counsel of DISH Network Corporation until 2007. He was elected to DISH Network Corporation’s Board in 1998. Mr. Moskowitz serves on the board of directors of several private companies and charitable organizations.

Adrian Steckel.   Mr. Steckel, who has served as one of our Directors since January 2021, is a leading technology executive with extensive experience in building companies from the ground up and working to enable voice and data communications in countries around the world. Mr. Steckel was the Chief Executive Officer at OneWeb Global Limited, where he was responsible for overseeing the company’s growth, long-term strategic development, fundraising, and commercial success. OneWeb Global Limited declared bankruptcy on March 27, 2020. Prior to joining OneWeb Global Limited, Mr. Steckel was the CEO of Grupo Iusacell Celular, S.A. de C.V., a successful mobile carrier in Mexico, which was acquired by AT&T, Inc. in 2015. Mr. Steckel currently serves as a director on the board of Uphold Ltd.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Gerald Gorman and Adrian Steckel, will expire at our first annual meeting. The term of office of the second class of directors, consisting of David Moskowitz and Jason Kiser, will expire at our second annual meeting. The term of office of the third class of directors, initially consisting of Charles W. Ergen, will expire at our third annual meeting.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering and that our initial business combination be approved by a majority of our independent directors. Our board has determined that Mr. Gorman, Mr. Moskowitz and Mr. Steckel are independent directors under applicable SEC and Nasdaq rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. See Item 11, “Executive Compensation” of this Annual Report.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. The rules of Nasdaq and Rule 10A-3 under the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors and the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

The members of our audit committee are Mr. Gorman, who serves as chairman of the audit committee, Mr. Steckel and Mr. Moskowitz. Our board of directors determined that each member of the audit committee is independent under the rules of Nasdaq and Rule 10A-3 under the Exchange Act. Our board of directors further determined that each such member is financially literate and Mr. Gorman qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;
●	monitoring the independence of the independent registered public accounting firm;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;
●	appointing or replacing the independent registered public accounting firm;
●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;
●	monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms our initial public offering; and
●	reviewing and approving all payments made to our existing stockholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested directors abstaining from such review and approval.

Compensation Committee

The members of our compensation committee are Mr. Gorman, who serves as chairman of the compensation committee, and Mr. Steckel. Our board of directors determined that each member of the compensation committee is independent under the rules of Nasdaq. The Compensation Committee is responsible for:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving the compensation of all of our other Section 16 executive officers;
●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our initial stockholders purchased founder shares prior to the date of our initial public offering and purchased Private Placement Warrants in a transaction that closed simultaneously with the closing of our initial public offering. Our independent directors have received or will receive Independent Director Shares on the date of their appointment. Our initial stockholders and independent directors have entered or will enter into agreements with us pursuant to which they have agreed or will agree to waive their redemption rights in connection with the completion of our initial business combination with respect to their founder shares, Independent Director Shares and any public shares they hold. The other members of our management team have entered into agreements similar to the one entered into by our initial stockholders with respect to any public shares acquired by them. Additionally, our initial stockholders and independent directors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and Independent Director Shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the Private Placement Warrants will expire worthless. Furthermore, our initial stockholders and independent directors have agreed not to transfer, assign or sell any of their founder shares and Independent Director Shares until the earlier to occur of: (i) 180 days after the completion of our initial business combination and (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our stockholders (other than independent directors) having the right to exchange their common stock for cash, securities or other property; except to certain permitted transferees and under certain circumstances. Subject to certain limited exceptions, the Private Placement Warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and director nominees will own common stock or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target is an appropriate business with which to effectuate our initial business combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target as a condition to any agreement with respect to our initial business combination.

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

Item 11.Executive Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us.

On August 28, 2020, our founder purchased an aggregate of 28,750,000 founder shares for $25,000, or approximately $0.001 per share and transferred 2,875,000 founder shares to Jason Kiser, our Chief Executive Officer, for approximately the same per-share price initially paid by our founder. On October 21, 2020, our founder and Jason Kiser contributed their founder shares to our Sponsor, in return for proportionate equity interests, resulting in our Sponsor holding 28,750,000 founder shares. On October 23, 2020, our Sponsor forfeited 7,187,500 founder shares, resulting in our Sponsor holding 21,562,500 founder shares. On October 23, 2020, we granted 10,000 Independent Director Shares to Gerald Gorman. On December 14, 2020, our Sponsor forfeited 2,812,500 founder shares, resulting in our Sponsor holding 18,750,000 founder shares. On January 27, 2021, we granted 10,000 Independent Director Shares to Adrian Steckel. On October 29, 2021, we granted 10,000 Independent Director Shares to David Moskowitz. We expect to make similar grants to any additional independent directors we may appoint prior to completion of our initial business combination. Our Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential targets and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our Sponsor, executive officers or directors or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 1, 2022 based on information obtained from the persons named below and filings on Schedule 13-G made with the SEC, with respect to the beneficial ownership of shares of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our executive officers and directors that beneficially owns shares of our common stock; and
●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock
	Number of		Number of
	Shares		Shares
	Beneficially		Beneficially
Name and Address of Beneficial Owners(1)	Owned	% of Class	Owned (2)	% of Class
Magnetar Financial LLC (3)	4,655,000	6.21%	—	—
HGC Investment Management Inc.(4)	4,204,999	5.61%	—	—
Jericho Capital Asset Management L.P. (5)	4,000,000	5.33%	—	—
nXgen Opportunities LLC (6)	—	—	18,750,000	100%
Charles W. Ergen (6)	—	—	18,750,000	100%
Kyle Jason Kiser	—	—	—	—
Gerald Gorman	10,000	*	—	—
David K. Moskowitz	10,000	*	—	—
Adrian Steckel	10,000	*	—	—
All directors and executive officers as a group (five individuals)	30,000	*	18,750,000	100%

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

(5)  Holdings as of December 31, 2021 as reported on Schedule 13G filed by Jericho Capital Asset Management L.P. and Josh Resnick. According to the Schedule 13G, each of Jericho Capital Asset Management L.P. and Josh Resnick shares voting and dispositive power with respect to the shares reported hereby.

(6)  Our Sponsor is the record holder of the shares reported herein. Charles W. Ergen controls the Sponsor. Charles W. Ergen disclaims beneficial ownership over any securities owned by the Sponsor other than to the extent of his pecuniary interest therein.

Changes in Control.

Not applicable.

Item 13.Certain Relationships and Related Transactions, and Director Independence

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

On October 23, 2020, we granted 10,000 shares of Class A common stock (“Independent Director Shares”) to one of our independent directors, Mr. Gorman, and on January 27, 2021, we granted 10,000 Independent Director Shares to our second independent director, Mr. Steckel. On October 29, 2021, we granted 10,000 Independent Director Shares to David Moskowitz. We expect to make similar grants to our additional independent directors we may appoint prior to completion of our initial business combination.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering and that our initial business combination be approved by a majority of our independent directors. A majority of our board of directors is comprised of independent directors. Our board has determined that Mr. Gorman, Mr. Moskowitz and Mr. Steckel are independent directors under applicable SEC and Nasdaq rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.Principal Accounting Fees and Services

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC, or Withum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Form 10-Q for the respective periods and other required filings with the SEC for the period from August 26, 2020 (inception) through December 31, 2020 and for the year ended December 31, 2021, totaled $87,035 and $69,010, respectively. The above amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards during the period from August 26, 2020 (inception) through December 31, 2020 and for the year ended December 31, 2021.

Tax Fees. We did not pay Withum for tax planning and tax advice for the year ended December 31, 2021 or the period from August 26, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Withum for other services for the year ended December 31, 2021 or the period from August 26, 2020 (inception) through December 31, 2020.

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

Part IV

Item 15.Exhibits and Financial Statement Schedules

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

Item 16.Form 10-K Summary

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

4.2	Description of Securities (Incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed on March 31, 2021).
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

INDEX TO FINANCIAL STATEMENTS

Page
Audited Financial Statements of CONX Corp:
Management’s Report On Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm	F-3
Report of Independent Registered Public Accounting Firm	F-5
Balance Sheets as of December 31, 2021 and December 31, 2020	F-7
Statements of Operations for the year ended December 31, 2021 and for the period from August 26, 2020 (inception) through December 31, 2020	F-8
Statements of Changes of Stockholders’ Deficit for the year ended December 31, 2021 and for the period from August 26, 2020 (inception) through December 31, 2020	F-9
Statements of Cash Flows for the year ended December 31, 2021 and for the period from August 26, 2020 (inception) through December 31, 2020	F-10
Notes to Financial Statements	F-11

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment under the framework in Internal Control-Integrated Framework (2013), management concluded that, due to the material weakness we have identified in our internal control over financial reporting described below, our internal control over financial reporting was not effective as of December 31, 2021.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

On April 12, 2021, the Staff of the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”) informing market participants that certain warrants issued by SPACs may require classification as a liability of the entity measured at fair value, with changes in fair value each period reported in earnings. We became aware of the need to change the classification of our warrants when the SEC Statement was issued on April 12, 2021. Additionally, in connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, management re-evaluated the Company’s application of ASC 480-10-S99 with respect to the accounting classification of public shares. Upon such re-evaluation, management determined that the public shares include redemption provisions that require classification of the public shares as temporary equity, regardless of the minimum net tangible asset requirement, and as a result, concluded that certain of our previously issued financial statements should be restated to reflect the reclassification, as discussed in Note 2 to our financial statements in our Annual Report on Form 10-K (Amendment No. 2), filed with the SEC on February 4, 2022. Also, in connection with the change in presentation for the public shares, the Company restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. As a result, our management concluded that there was a material weakness related to our accounting for complex financial instruments in internal control over financial reporting as of December 31, 2021. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our accounting for complex financial instruments, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. We can offer no assurance that our remediation plan will ultimately have the intended effects.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by WithumSmith+Brown, PC, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CONX Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CONX Corp. (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, changes in stockholders’ deficit, and cash flows, for year ended December 31, 2021 and for the period from August 26, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from August 26, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2022, expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to complete a business combination by November 3, 2022, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinions.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Accounting for and Valuation of Private Placement Warrants

Description:

As described in Notes 2, 7 and 8 to the financial statements, the Company accounts for its private placement warrants based on an assessment of the instruments’ specific terms and the applicable accounting standards. The private placement warrants are stated at fair value at each reporting period with the change in fair value recorded on the statement of operations. The fair value of the warrants on the date of issuance were estimated using a Monte Carlo Simulation Model and as of December 31, 2021 using the fair value of the Public Warrants. As of December 31, 2021, 11,333,333 private placement warrants at a fair value of $9.74 million remained outstanding resulting in $19.8 million of gain related to the change in fair value for the year ended December 31, 2021. As previously disclosed by management, the Company has restated the financial statements as of and for the year ended December 31, 2020 to account for the private placement warrants as liabilities on its balance sheets. The principal considerations for our determination that performing procedures relating to the accounting for and valuation of the private placement warrants are a critical audit matter are (i) the significant judgment by management when determining the accounting for and valuation; (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the accounting for the private placement warrants, and management’s significant assumptions related to implied volatility and probability of executing a successful business combination while relying on the Monte Carlo Simulation Model; (iii) the judgment to determine that the private placement warrants qualified as a similar security to the public warrant in an active market; (iv) the audit effort involved the use of professionals with specialized skill and knowledge; and (v) as disclosed by management, a material weakness related to the evaluation of complex financial instruments existed as of December 31, 2021.

Response:

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, reading the agreements, evaluating the accounting for the private placement warrants, testing the internal controls over management’s process for determining the fair value estimates. Testing management’s process included (i) evaluating the internal controls and methodology used by management to determine the fair value of the private placement warrants; (ii) testing the mathematical accuracy of management’s model; (iii) evaluating the reasonableness of management’s significant assumptions related to implied volatility and probability of executing a successful business combination; and (iv) testing the completeness and accuracy of the underlying data used. Professionals with specialized skill and knowledge were used to assist in (i) evaluating management’s accounting for the private placement warrants; (ii) evaluating the methodology to determine the fair value; (iii) testing the mathematical accuracy of the models; (iv) evaluating the reasonableness of the significant assumptions related to implied volatility and probability of executing a successful business combination by considering consistency with external market data; and (v) evaluating the private placement warrants’ characteristics and settlement options to determine that it qualified as a similar security to the public warrant.

Reference:

Notes 2, 7 and 8

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 15, 2022

PCAOB ID: 100

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CONX Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of CONX Corp. (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 15, 2022, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: interpretation and accounting for complex financial instruments. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the financial statements as of and for the year ended December 31, 2021, of the Company, and this report does not affect our report on such financial statements.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 15, 2022

PCAOB ID: 100

CONX CORP.

BALANCE SHEETS

	December 31,	December 31,
	2021	2020
Assets:
Current assets:
Cash	$750,369	$1,211,837
Prepaid expenses	70,000	22,333
Other receivable	3,508	3,508
Total current assets	823,877	1,237,678
Investments held in trust account	750,080,355	750,005,343
Total assets	$750,904,232	$751,243,021
Liabilities, Class A Common Stock Subject to Redemption, and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$—	$112,500
Accrued expenses	286,011	25,000
Income taxes payable	12,746	1,122
Total current liabilities	298,757	138,622
Deferred legal fees	275,000	275,000
Deferred underwriting fee payable	26,250,000	26,250,000
Derivative warrant liabilities	25,871,666	45,726,666
Total liabilities	52,695,423	72,390,288
Commitments and Contingencies

Class A common stock subject to possible redemption, 75,000,000 at redemption value of $10.00 per share	750,000,000	750,000,000
Stockholders’ Deficit :
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized; 30,000 and 10,000 shares issued and outstanding, respectively	3	1
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 18,750,000 shares issued and outstanding	1,875	1,875
Additional paid-in capital	—	—
Accumulated deficit	(51,793,069)	(71,149,143)
Total Stockholders’ Deficit	(51,791,191)	(71,147,267)
Total Liabilities and Stockholders’ Deficit	$750,904,232	$751,243,021

The accompanying notes are an integral part of the financial statements.

CONX Corp.

STATEMENTS OF OPERATIONS

		Period from
		August 26,
		2020
	For the Year	(Inception) -
	Ended	December 31,
	December 31, 2021	2020
General and administrative expenses	$555,487	$162,382
Loss from operations	(555,487)	(162,382)
Other income (expense)
Fair value of Private Placement Warrants in excess of proceeds	—	(2,875,266)
Offering costs allocated to derivative warrant liabilities	—	(1,879,881)
Change in fair value of derivative warrant liabilities	19,855,000	7,030,803
Interest income on investments held in Trust Account	75,012	5,343
Total other income	19,930,012	2,280,999
Income before income tax expense	19,374,525	2,118,617
Income tax expense	18,449	1,122
Net income	$19,356,076	$2,117,495
Weighted average common shares outstanding, basic and diluted
Class A – Common stock	75,020,986	34,257,480
Class B – Common stock	18,750,000	18,750,000
Basic and diluted net (loss) income per common share
Class A – Common stock	$0.21	$0.04
Class B – Common stock	$0.21	$0.04

The accompanying notes are an integral part of the financial statements.

CONX Corp.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	FOR THE YEAR ENDED DECEMBER 31, 2021
	Common Stock				Additional
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance-January 1, 2021	10,000	$1	18,750,000	$1,875	$—	$(71,149,143)	$(71,147,267)
Issuance of Director Shares at $0.001 per share	20,000	2	—	—	—	(2)	—
Net income	—	—	—	—	—	19,356,076	19,356,076
Balance-December 31, 2021	30,000	$3	18,750,000	$1,875	$—	$(51,793,069)	$(51,791,191)

	FOR THE PERIOD FROM AUGUST 26, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
	Common Stock				Additional
	Class A		Class B		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance—August 26, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Sale of common stock to Founders at $0.001 per share	—	—	21,562,500	2,156	22,844	—	25,000
Forfeiture of common stock to Founders	—	—	(2,812,500)	(281)	281	—	—
Issuance of Director Shares at $0.0001 per share	10,000	1	—	—	—	(1)	—
Accretion of Class A Common Stock subject to possible redemption amount	—	—	—	—	(23,125)	(73,266,638)	(73,289,763)
Net income	—	—	—	—	—	2,117,495	2,117,495
Balance—December 31, 2020	10,000	$1	18,750,000	$1,875	$—	$(71,149,143)	$(71,147,267)

The accompanying notes are an integral part of the financial statements.

CONX Corp.

STATEMENTS OF CASH FLOWS

		August 26,
	Year	2020
	Ended	(Inception)-
	December 31,	December 31,
	2021	2020
Cash flows from Operating Activities:
Net income	$19,356,076	$2,117,495
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(75,012)	(5,343)
Fair value of Private Placement Warrants in excess of proceeds	—	2,875,266
Offering costs allocated to derivative warrant liabilities	—	1,879,881
Change in fair value of derivative warrant liabilities	(19,855,000)	(7,030,803)
Changes in operating assets and liabilities:
Prepaid expenses	(47,667)	(22,333)
Other receivable	—	(3,508)
Accounts payable	(112,500)	48,000
Accrued expenses	261,011	25,000
Income tax payable	11,624	1,122
Net cash used in operating activities	(461,468)	(115,223)
Investing Activities
Investment of cash in Trust Account	—	(750,000,000)
Net cash used in investing activities	—	(750,000,000)
Financing Activities
Proceeds from sale of common stock to founder	—	25,000
Proceeds from promissory note – related party	—	373,000
Repayment of promissory note – related party	—	(373,000)
Proceeds from Private Placement warrants	—	17,000,000
Proceeds from sale of Units, net of underwriting discounts paid	—	735,000,000
Payment of offering costs	—	(697,940)
Net cash provided by financing activities	—	751,327,060
Net change in cash	(461,468)	1,211,837
Cash—beginning of the period	$1,211,837	$—
Cash—end of the period	$750,369	$1,211,837
Supplemental Disclosure of Non-cash Financing and Investing Activities:

Deferred legal fees included in offering costs	$—	$275,000
Deferred underwriting fees included in offering costs	$—	$26,250,000
Reinvestment of interest earned on Trust Account investments	$75,012	$5,343

The accompanying notes are an integral part of the financial statements.

CONX Corp.

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2021, the Company had not commenced operations. All activity for the period from August 26, 2020 (inception) through December 31, 2021 relates to the Company’s initial public offering and subsequent search for a potential Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable investments held in a Trust Account (as defined below) from the net proceeds derived from the Initial Public Offering (as defined below). The Company recognizes changes in the fair value of warrant liability as other income (expense).

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

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Note 2—Summary of Significant Accounting Policies

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the Balance Sheets.

See Note 8 for additional information on assets and liabilities measured at fair value.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value as of the IPO (November 3, 2020) and re-valued at each reporting date, with changes in the fair value reported in the Statements of Operations. Derivative assets and liabilities are classified on the Balance Sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the Balance Sheet date. The Company has determined the Warrants are a derivative instrument. As the Warrants meet the definition of a derivative the Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurements and Disclosures,” with changes in fair value recognized in the Statement of Operations in the period of change.

Investments Held in Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, the Company was required to place net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement in a Trust Account, which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by management of the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account. Investments held in the Trust Account are classified as trading securities, which are presented on the Balance Sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in gain on marketable investments, dividends and interest held in the Trust Account in the accompanying Statement of Operations. The estimated fair values of investments held in the Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of December 31, 2021 and December 31, 2020.

Offering Costs Associated with The Initial Public Offering

Offering costs consist of legal, accounting, underwriting commissions and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the Statements of Operations. Offering costs associated with the Class A common stock were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating the net income (loss) per common share. Accretion associated with the redeemable Class A common stock are excluded from earnings per share as the redemption value approximates fair value. When calculating its diluted net income (loss) per share, the Company has not considered the effect of the Warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the Warrants is contingent upon the occurrence of future events. The calculation excludes 18,750,000 Public Warrants and 11,333,333 Private Placement Warrants for year ended December 31, 2021.

	For the Year Ended December 31,
	2021		2020
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$15,485,727	$3,870,343	$1,368,487	$749,008
Denominator:
Basic and diluted weighted average shares outstanding	75,020,986	18,750,000	34,257,480	18,750,000
Basic and diluted net income per share	$0.21	$0.21	$0.04	$0.04

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed de minimis as of December 31, 2021 and December 31, 2020.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The following is a summary of the Company’s net deferred tax asset (liability):

	December 31,	December 31,
Deferred tax asset (liability)	2021	2020
Startup and organizational costs	$87,767	$28,850
Accrued expenses	70,343	5,250
Total deferred tax asset (liability)	$158,110	$34,100
Valuation allowance	(158,110)	(34,100)
Deferred tax asset (liability), net of allowance	$—	$—

The income tax provision consists of the following:

	December 31,	December 31,
	2021	2020
Federal
Current expense	$15,035	$1,122
Deferred benefit (expense)	100,903	34,100

State and Local
Current	3,413	—
Deferred	23,108	—
Change in valuation allowance	(124,010)	(34,100)
Income tax provision	$18,449	$1,122

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows for the year ended December 31, 2021 and for the period from August 26, 2020 (inception) through December 31, 2020:

Statutory federal income tax rate (benefit)	21.0%	21.0%
Change in fair value of derivative warrant liabilities	(21.5)%	(20.7)%
Change in valuation allowance	0.6%	0.3%
Income tax expense	0.1%	0.0%

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company will adopt ASU 2020-06 on January 1, 2022 and is currently assessing the impact on the Company’s financial position, results of operations and cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

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

Deferred Legal Fees

The Company obtained legal advisory services in connection with the Initial Public Offering and agreed to pay approximately $275,000 of such fees upon the consummation of the initial Business Combination, which was recorded as deferred legal fees in the Balance Sheets as of December 31,2021 and December 31, 2020.

Note 6—Stockholders’ Equity (Deficit)

Class A Common Stock—The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. At December 31, 2021, there were 75,030,000 shares of Class A common stock issued and outstanding (of which 30,000 shares were Independent Director Shares). As of December 31, 2020, there were 75,010,000 shares of Class A common stock issued and outstanding (of which 10,000 shares were Independent Director Shares).

On October 23, 2020, the Company granted 10,000 Independent Director Shares to Gerald Gorman, and on January 27, 2021, the Company granted 10,000 Independent Director Shares to Adrian Steckel. On October 29, 2021, Mr. David K. Moskowitz was appointed as a new director to the board of directors of the Company and was granted 10,000 Independent Director Shares. The Independent Director Shares will vest on the date of the consummation of a Business Combination, subject to continued service on the Company’s board of directors until that date. The Company’s independent directors have entered or, in the case of independent directors subsequently appointed, will enter into a letter agreement with the Company pursuant to which they will be subject to the same transfer restrictions and waivers as the Company’s initial stockholders, Sponsor, officers and directors with respect to their Founder Shares, as discussed in Note 1 and Note 4. The sale of the Director Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Director Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Director Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Director Shares.

Class B Common Stock—The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2021 and December 31, 2020, 18,750,000 shares of Class B common stock were outstanding. The Sponsor owns approximately 20% of the Company’s issued and outstanding common stock.

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

The Class B common stock will automatically convert into Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as described herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of shares of Class A common stock issuable upon conversion of the shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (excluding Independent Director Shares and after giving effect to any redemptions of shares of Class A common stock by Public Stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination , excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans , provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Preferred Stock—The Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Note 7—Warrants

As of December 31, 2021 and December 31, 2020, the Company had 18,750,000 Public Warrants and 11,333,333 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless” basis, and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The following table presents information about the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. Significant deviations from these estimates and inputs could result in a material change in fair value.

Description	Level	December 31, 2021

Liabilities:
Private Placement Warrants(1)	2	$9,746,666
Public Warrants(1)	1	$16,125,000

Description	Level	December 31, 2020
Liabilities:
Private Placement Warrants(1)	2	$17,226,666
Public Warrants(1)	1	$28,500,000
(1)	Measured at fair value on a recurring basis.

Warrant Liabilities

At December 31, 2021 and December 31, 2020, the Company’s derivative warrant liability was valued at $25,871,666 and $45,726,666, respectively. The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within derivative warrant liabilities on the Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative warrant liabilities in the Statement of Operations.

Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker CONXW. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period from August 26, 2020 (inception) through December 31, 2020 is summarized as follows:

Level 3 derivative warrant liabilities at August 26, 2020(inception)	$—
Issuance of Public and Private Warrants	52,757,667
Change in fair value of Public and Private Warrants	4,155,537
Transfers of Public and Private Warrants	(56,913,204)
Fair Value as of December 31, 2020	$—

The following table presents the changes in the fair value of derivative warrant liabilities during the year ended December 31, 2021:

			Aggregate
	Private	Public	Warrant
	Warrants	Warrants	Liability
Fair value as of December 31, 2020	$17,226,666	$28,500,000	$45,726,666
Change in fair value(1)(2)	(7,480,000)	(12,375,000)	(19,855,000)
Fair value as of December 31, 2021	$9,746,666	$16,125,000	$25,871,666
(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of derivative warrant liabilities in the Statement of Operations.
(2)	During the year ended December 31 ,2021, there were no transfers into or out of the Level 1, Level 2, or Level 3 classifications.

Note 9—Subsequent Events

The Company evaluated events that have occurred after the balance sheet date through March 15, 2022, which is the date on which the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONX CORP.
(Registrant)

Date: March 15, 2022	By:	/s/ Kyle Jason Kiser
Kyle Jason Kiser
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Charles W. Ergen	Chairman, Director	March 15, 2022
Charles W. Ergen

/s/ Kyle Jason Kiser	Chief Executive Officer and Director	March 15, 2022
Kyle Jason Kiser	(Principal Executive Officer, Principal Financial and Accounting Officer, Director)

/s/ Gerald Gorman	Director	March 15, 2022
Gerald Gorman

/s/ David K. Moskowitz	Director	March 15, 2022
David K. Moskowitz

/s/ Adrian Steckel	Director	March 15, 2022
Adrian Steckel