Form 10-Q
period 2022-03-31
CONX Corp.
filed 2022-05-10
CIK 1823000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 9, 2022, 75,030,000 shares of Class A common stock, par value $0.0001 per share, and 18,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

CONX CORP.

FORM 10-Q

For the period ended March 31, 2022

CONX CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31,
	(unaudited)	2021
Assets:
Current assets:
Cash	$549,005	$750,369
Prepaid expenses	113,250	70,000
Other receivable	3,508	3,508
Total current assets	665,763	823,877
Investments held in trust account	750,098,852	750,080,355
Total assets	$750,764,615	$750,904,232
Liabilities, Class A Common Stock Subject to Redemption, and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$5,800	$—
Accrued expenses	343,913	286,011
Income taxes payable	17,288	12,746
Total current liabilities	367,001	298,757
Deferred legal fees	275,000	275,000
Deferred underwriting fee payable	26,250,000	26,250,000
Derivative warrant liabilities	12,935,833	25,871,666
Total liabilities	39,827,834	52,695,423
Commitments and Contingencies
Class A common stock subject to possible redemption, 75,000,000 shares at redemption value of $10.00 per share	750,000,000	750,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized; 30,000 shares issued and outstanding	3	3
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 18,750,000 shares issued and outstanding	1,875	1,875
Additional paid-in capital	—	—
Accumulated deficit	(39,065,097)	(51,793,069)
Total Stockholders’ Deficit	(39,063,219)	(51,791,191)
Total Liabilities, Class A Common Stock Subject to Redemption, and Stockholders’ Deficit	$750,764,615	$750,904,232

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONX Corp.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months
	Ended March 31,	Ended March 31,
	2022	2021
General and administrative expenses	$211,260	$66,572
Loss from operations	(211,260)	(66,572)
Other income (expense)
Change in fair value of derivative warrant liabilities	12,935,833	8,724,166
Interest income on investments held in Trust Account	18,497	18,495
Total other income	12,954,330	8,742,661
Income before income tax expense	12,743,070	8,676,089
Income tax expense	15,098	4,560
Net income	$12,727,972	$8,671,529
Weighted average common shares outstanding, basic and diluted
Class A - Common stock	75,030,000	75,017,111
Class B - Common stock	18,750,000	18,750,000
Basic and diluted net income per common share
Class A - Common stock	$0.14	$0.09
Class B - Common stock	$0.14	$0.09

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONX Corp.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	FOR THE THREE MONTHS ENDED MARCH 31, 2022
	Common Stock				Additional
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—January 1, 2022	30,000	$3	18,750,000	$1,875	$—	$(51,793,069)	$(51,791,191)
Net income	—	—	—	—	—	12,727,972	12,727,972
Balance—March 31, 2022 (unaudited)	30,000	$3	18,750,000	$1,875	$—	$(39,065,097)	$(39,063,219)

	FOR THE THREE MONTHS ENDED MARCH 31, 2021
	Common Stock				Additional
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—January 1, 2021	10,000	$1	18,750,000	$1,875	$—	$(71,149,143)	$(71,147,267)
Issuance of Director Shares	10,000	1	—	—	—	—	1
Net income	—	—	—	—	—	8,671,529	8,671,529
Balance—March 31, 2021 (unaudited)	20,000	$2	18,750,000	$1,875	$—	$(62,477,614)	$(62,475,737)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONX Corp.

UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2022	2021
Cash flows from Operating Activities:
Net income	$12,727,972	$8,671,530
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(18,497)	(18,495)
Change in fair value of derivative warrant liabilities	(12,935,833)	(8,724,166)
Changes in operating assets and liabilities:	—
Prepaid expenses	(43,250)	(52,550)
Accounts payable	5,800	(69,208)
Accrued expenses	57,902	4,000
Income tax payable	4,542	4,560
Net cash used in operating activities	(201,363)	(184,329)
Net change in cash	(201,363)	(184,329)
Cash—beginning of the period	$750,369	$1,211,837
Cash—end of the period	$549,005	$1,027,508
Supplemental Disclosure of Non-cash Financing and Investing Activities:

Reinvestment of interest earned on Trust Account investments	$18,497	$18,495

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

As of March 31, 2022, the Company had not commenced operations. All activity for the period from August 26, 2020 (inception) through March 31, 2022 relates to the Company’s initial public offering and subsequent search for a potential Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in a Trust Account (as defined below) from the net proceeds derived from the Initial Public Offering (as defined below). The Company recognizes changes in the fair value of warrant liability as other income (expense).

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

The Company will provide holders of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares (as defined below) upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters

(as discussed in Note 5). In accordance with Accounting Standards Codification (“ASC”) 480-10-S99, “Distinguishing Liabilities From Equity”, redemption provisions not solely within the control of the Company require common stock subject to possible redemption to be classified outside of permanent equity. The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Articles of Incorporation (the “Articles of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4), the independent directors have agreed to vote the shares granted to them as compensation (the “Independent Director Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders and independent directors have agreed to waive their redemption rights with respect to their Founder Shares, the Independent Director Shares and Public Shares in connection with the completion of a Business Combination.

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

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q. Certain information or footnote disclosures normally included in the unaudited condensed financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s annual report on Form 10-K, as filed with the SEC on March 16, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the period ended December 31, 2022 or for any future periods.

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

The Company will be required to liquidate and dissolve if the Business Combination is not completed by November 3, 2022. The Company intends to complete a Business Combination before the mandatory liquidation date. Management intends to seek additional financing to the extent current funds are insufficient to meet the Company’s working capital needs until completion of a Business Combination or mandatory liquidation. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these unaudited condensed financial statements if a Business Combination is not consummated. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 2—Summary of Significant Accounting Policies

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the Balance Sheets.

See Note 8 for additional information on assets and liabilities measured at fair value on a recurring basis.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities during the reporting period. The determination of the fair value of the warrant liabilities is a significant accounting estimate included in these unaudited condensed financial statements. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of March 31, 2022 and December 31, 2021.

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

Net Income Per Share of Common Stock

Net income per share of common stock is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating the net income per common share. Accretion associated with the Class A common stock subject to possible redemption excluded from earnings per share as the redemption value approximates fair value. When calculating its diluted net income per share, the Company has not considered the effect of the Warrants issued in connection with the (i) Initial Public Offering, and (ii) Private Placement since the exercise of the Warrants is contingent upon the occurrence of future events. The calculation excludes 18,750,000 Public Warrants and 11,333,333 Private Placement Warrants for three months ended March 31, 2022 and March 31, 2021.

	For the three months ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$10,183,192	$2,544,780	$6,937,541	$1,733,989
Denominator:
Basic and diluted weighted average shares outstanding	75,030,000	18,750,000	75,017,111	18,750,000
Basic and diluted net income per share	$0.14	$0.14	$0.09	$0.09

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed de minimis as of March 31, 2022 and December 31, 2021.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

Deferred Legal Fees

The Company obtained legal advisory services in connection with the Initial Public Offering and agreed to pay approximately $275,000 of such fees upon the consummation of the initial Business Combination, which was recorded as deferred legal fees in the Balance Sheets as of March 31, 2022 and December 31, 2021.

Note 6—Stockholders’ Deficit

Class A Common Stock—The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 75,030,000 shares of Class A common stock issued and outstanding, including 75,000,000 shares of Class A common stock subject to possible redemption and 30,000 Independent Director Shares not subject to redemption.

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

Class B Common Stock—The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, 18,750,000 shares of Class B common stock were outstanding. The Sponsor owns approximately 20% of the Company’s issued and outstanding common stock.

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

Preferred Stock—The Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Note 7—Warrants

As of March 31, 2022 and December 31, 2021, the Company had 18,750,000 Public Warrants and 11,333,333 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless” basis, and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The following table presents information about the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. Significant deviations from these estimates and inputs could result in a material change in fair value.

		March 31,
Description	Level	2022
Liabilities:
Private Placement Warrants(1)	2	$4,873,333
Public Warrants(1)	1	$8,062,500

		December 31,
Description	Level	2021
Liabilities:
Private Placement Warrants(1)	2	$9,746,666
Public Warrants(1)	1	$16,125,000
(1)	Measured at fair value on a recurring basis.

Warrant Liabilities

As of March 31, 2022 and December 31, 2021, the Company’s derivative warrant liabilities were valued at $12,935,833 and $25,871,666, respectively. The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within derivative warrant liabilities on the Balance Sheets. The derivative warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative warrant liabilities in the Statement of Operations.

Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of March 31, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker CONXW. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2 as of March 31, 2022 and December 31, 2021.

The following table presents the changes in the fair value of derivative warrant liabilities during the three months ended March 31, 2022 and March 31, 2021:

			Aggregate
	Private	Public	Warrant
	Warrants	Warrants	Liability
Fair value as of December 31, 2021	$9,746,666	$16,125,000	$25,871,666
Change in fair value(1)(2)	(4,873,333)	(8,062,500)	(12,935,833)
Fair value as of March 31, 2022	$4,873,333	$8,062,500	$12,935,833
(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of derivative warrant liabilities in the Statement of Operations.

(2)	During the three months ended March 31, 2022 and December 31, 2021, there were no transfers into or out of the Level 1, Level 2, or Level 3 classifications.

			Aggregate
	Private	Public	Warrant
	Warrants	Warrants	Liability
Fair value as of December 31, 2020	$17,226,666	$28,500,000	$45,726,666
Change in fair value(1)(2)	(3,286,666)	(5,437,500)	(8,724,166)
Fair value as of March 31, 2021	$13,940,000	$23,062,500	$37,002,500
(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of derivative warrant liabilities in the Statement of Operations.
(2)	During the three months ended March 31, 2021, there were no transfers into or out of the Level 1, Level 2, or Level 3 classifications.

Note 9—Subsequent Events

The Company evaluated events that have occurred after the Balance Sheet date through the date on which the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 16, 2022 and Part II, Item I.A. of this Quarterly Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Our registration statement for our Initial Public Offering was declared effective on October 29, 2020. On November 3, 2020, we consummated the Initial Public Offering of 75,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $750.0 million. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 11,333,333 Private Placement Warrants to the Sponsor at a price of $1.50 per warrant, generating gross proceeds of $17 million.

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

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or November 3, 2022 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to our obligations under Nevada law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. Management currently anticipates that an extension of the Combination Period may be required to complete a Business Combination. There can be no assurance that we will seek such an extension (if required) or that an extension, if sought, will be obtained. If we do not complete a Business Combination, there will be no redemption rights or liquidating distributions with respect to warrants to purchase our shares of Class A common stock, which will expire worthless.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three months ended March 31, 2022 were associated with the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative warrant liabilities at each reporting period.

For the three months ended March 31, 2022, we had net income of $12,727,972, which was primarily related to a change in fair value of derivative warrant liabilities of $12,935,833 and included interest income of $18,497, partially offset by general and administrative expenses of $211,260.

For the three months ended March 31, 2021, we had net income of $8,671,529, which was primarily related to a change in fair value of derivative warrant liabilities of $8,724,166 and included interest income of $18,495, partially offset by general and administrative expenses of $66,572.

Liquidity and Capital Resources

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through the receipt of $25,000 from the Founder in exchange for the issuance of the Founder Shares, and a promissory note (the “Note”) issued by the Founder. We repaid the Note on November 3, 2020.

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

For the three months ended March 31, 2022, net cash used in operating activities was $(201,363). Net income of $12,727,972 was primarily related to a change in fair value of derivative warrant liabilities of $12,935,833. Changes in operating assets and liabilities resulted in $(201,363) of net cash used in operating activities. For the three months ended March 31, 2021, net cash used in operating activities was $(184,329). Net income of $8,671,530 was primarily related to a change in fair value of derivative warrant liabilities of $8,724,166. Changes in operating assets and liabilities resulted in $(184,329) of net cash used in operating activities.

As of March 31, 2022 we had operating cash of $549,005 and investments held in the Trust account of $750,098,852. As of March 31, 2021 we had operating cash of $1,027,508 and investments held in the Trust account of $750,080,355.

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

Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans. To date, there were no amounts outstanding under any Working Capital Loan.

The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. Management intends to seek additional financing to the extent current funds are insufficient to meet the Company’s working capital needs until completion of a Business Combination or mandatory liquidation. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these unaudited condensed financial statements if a Business Combination is not consummated. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. Lastly, the Company will be required to liquidate and dissolve if the Business Combination is not completed by November 3, 2022. The Company intends to complete a Business Combination before the mandatory liquidation date.

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

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies, except as described below.

Warrant Liabilities

We account for the Warrants issued in connection with our Initial Public Offering in accordance with Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging-Contracts in Entity’s Own Equity” (“ASC 815”), under which the Warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change. In accordance with ASC 825-10, “Financial Instruments”, the Company has concluded that a portion of the transaction costs which directly related to the IPO and the private placement of the Private Placement Warrants, which were previously charged to stockholders’ equity, should be allocated to the Warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the Statement of Operations.

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

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, are recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, due to the material weakness we previously identified in our internal control over financial reporting described below, our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim unaudited condensed financial statements will not be prevented, or detected and corrected on a timely basis.

As previously reported, we changed the classification of our warrants from equity to liability treatment, measured at fair value with changes in fair value each period reported in earnings. Additionally, in connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, management re-evaluated our application of ASC 480-10-S99 with respect to the accounting classification of our redeemable shares of Class A common stock (the “Public Shares”). Upon such re-evaluation, management determined that the Public Shares include redemption provisions that require classification of the Public Shares as temporary equity, regardless of the minimum net tangible asset requirement, and as a result, concluded that certain of our previously issued financial statements should be restated to reflect the reclassification, as discussed in Note 2 to our financial statements in our Annual Report on Form 10-K (Amendment No. 2), filed with the SEC on February 4, 2022. Also, in connection with the change in presentation for the Public Shares, we restated our earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares of our common stock.

As a result of the foregoing, our management concluded that there was a material weakness related to our accounting for complex financial instruments in internal control over financial reporting as of March 31, 2022. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our accounting for complex financial instruments, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. We can offer no assurance that our remediation plan will ultimately have the intended effects.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than management’s remediation efforts described above.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

None.

Item 1A. Risk Factors.

During the period covered by this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K, filed with the SEC on March 16, 2022, except as described below.

Global or regional conditions may adversely affect our business and our ability to consummate our initial business combination.

Adverse changes in global or regional economic conditions periodically occur, including recession or slowing growth, changes, or uncertainty in fiscal, monetary or trade policy, higher interest rates, tighter credit, inflation, lower capital expenditures by businesses, increases in unemployment and lower consumer confidence and spending. Adverse changes in economic conditions can harm global business and adversely affect our ability to consummate our initial business combination. Such adverse changes could result from geopolitical and security issues, such as armed conflict and civil or military unrest, political instability, human rights concerns and terrorist activity, catastrophic events such as natural disasters and public health issues (including the COVID-19 pandemic), supply chain interruptions, new or revised export, import or doing-business regulations, including trade sanctions and tariffs or other global or regional occurrences.

In particular, in response to Russia’s recent invasion of Ukraine, the United States, the European Union, and several other countries are imposing far-reaching sanctions and export control restrictions on Russian entities and individuals. This rising conflict and the resulting market volatility could adversely affect global economic, political and market conditions. Additionally, tensions between the United States and China have led to increased tariffs and trade restrictions. The United States has imposed economic sanctions on certain Chinese individuals and entities and restrictions on the export of U.S.-regulated products and technology to certain Chinese technology companies. These and other global and regional conditions may adversely impact our business and our ability to consummate our initial business combination.

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements, our business combination may be contingent on our ability to comply with certain laws and regulations and any post-business combination company may be subject to additional laws and regulations.

Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations. In addition, those laws and regulations and their interpretation and application may change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

CONX CORP.
(Registrant)
Date: May 9, 2022	By:	/s/ Kyle Jason Kiser
Kyle Jason Kiser
Chief Executive Officer
Principal Executive, Financial and Accounting Officer