Form 10-Q
period 2022-09-30
CONX Corp.
filed 2022-11-08
CIK 1823000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 31, 2022, 75,030,000 shares of Class A common stock, par value $0.0001 per share, and 18,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

CONX CORP.

FORM 10-Q

For the period ended September 30, 2022

CONX CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31,
	(unaudited)	2021
Assets:
Current assets:
Cash	$373,994	$750,369
Prepaid expenses	51,689	70,000
Other receivable	—	3,508
Total current assets	425,683	823,877
Investments held in trust account	753,012,735	750,080,355
Total assets	$753,438,418	$750,904,232
Liabilities, Class A Common Stock Subject to Redemption, and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$6,531	$—
Accrued expenses	452,000	286,011
Income taxes payable	721,204	12,746
Total current liabilities	1,179,735	298,757
Deferred legal fees	275,000	275,000
Deferred underwriting fee payable	26,250,000	26,250,000
Derivative warrant liabilities	2,403,658	25,871,666
Total liabilities	30,108,393	52,695,423
Commitments and Contingencies
Class A common stock subject to possible redemption, 75,000,000 shares at redemption value of $10.00 per share	750,000,000	750,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized; 30,000 shares issued and outstanding	3	3
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 18,750,000 shares issued and outstanding	1,875	1,875
Accumulated deficit	(26,671,853)	(51,793,069)
Total Stockholders’ Deficit	(26,669,975)	(51,791,191)
Total Liabilities, Class A Common Stock Subject to Redemption, and Stockholders’ Deficit	$753,438,418	$750,904,232

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONX Corp.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months
	Ended September 30,	Ended September 30,
	2022	2021
General and administrative expenses	$238,080	$92,765
Loss from operations	(238,080)	(92,765)
Other income
Change in fair value of derivative warrant liabilities	2,560,092	6,016,667
Interest income on investments held in Trust Account	2,398,717	18,907
Total other income	4,958,809	6,035,574
Income before income tax expense	4,720,729	5,942,809
Income tax expense	594,708	4,420
Net income	$4,126,021	$5,938,389
Weighted average common shares outstanding, basic and diluted
Class A - Common stock	75,030,000	75,020,000
Class B - Common stock	18,750,000	18,750,000
Basic and diluted net income per common share
Class A - Common stock	$0.04	$0.06
Class B - Common stock	$0.04	$0.06

CONX Corp.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Nine Months	For the Nine Months
	Ended September 30,	Ended September 30,
	2022	2021
General and administrative expenses	$553,213	$389,537
Loss from operations	(553,213)	(389,537)
Other income
Change in fair value of derivative warrant liabilities	23,468,008	11,130,834
Interest income on investments held in Trust Account	2,932,381	56,309
Total other income	26,400,389	11,187,143
Income before income tax expense	25,847,176	10,797,606
Income tax expense	725,960	13,885
Net income	$25,121,216	$10,783,721
Weighted average common shares outstanding, basic and diluted
Class A - Common stock	75,030,000	75,015,699
Class B - Common stock	18,750,000	18,750,000
Basic and diluted net income per common share
Class A - Common stock	$0.27	$0.12
Class B - Common stock	$0.27	$0.12

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONX Corp.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
	Common Stock				Additional
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—January 1, 2022	30,000	$3	18,750,000	$1,875	$—	$(51,793,069)	$(51,791,191)
Net income	—	—	—	—	—	12,727,972	12,727,972
Balance, March 31, 2022	30,000	3	18,750,000	$1,875	—	$(39,065,097)	$(39,063,219)
Net income	—	—	—	—	—	8,267,223	8,267,223
Balance, June 30, 2022	30,000	3	18,750,000	1,875	—	(30,797,874)	(30,795,996)
Net income	—	—	—	—	—	4,126,021	4,126,021
Balance—September 30, 2022	30,000	$3	18,750,000	$1,875	$—	$(26,671,853)	$(26,669,975)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021
	Common Stock				Additional
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—January 1, 2021	10,000	$1	18,750,000	$1,875	$—	$(71,149,143)	$(71,147,267)
Issuance of Director Shares	10,000	1	—	—	—	—	1
Net income	—	—	—	—	—	8,671,529	8,671,529
Balance, March 31, 2021	20,000	$2	18,750,000	$1,875	—	$(62,477,614)	$(62,475,737)
Net (loss)	—	—	—	—	—	(3,826,197)	(3,826,197)
Balance—June 30, 2021	20,000	$2	18,750,000	$1,875	$—	$(66,303,811)	$(66,301,934)
Net income	—	—	—	—	—	5,938,389	5,938,389
Balance—September 30, 2021	20,000	$2	18,750,000	$1,875	$—	$(60,365,422)	$(60,363,545)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONX Corp.

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2022	2021
Cash flows from Operating Activities:
Net income	$25,121,216	$10,783,721
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(2,932,381)	(56,309)
Change in fair value of derivative warrant liabilities	(23,468,008)	(11,130,834)
Changes in operating assets and liabilities:
Prepaid expenses	18,312	(550)
Other receivable	3,508
Accounts payable	6,531	(110,516)
Accrued expenses	165,989	161,000
Income taxes payable	708,458	7,960
Net cash used in operating activities	(376,375)	(345,528)
Net change in cash	(376,375)	(345,528)
Cash—beginning of the period	$750,369	$1,211,837
Cash—end of the period	$373,994	$866,309
Supplemental Disclosure of Non-cash Financing and Investing Activities:

Reinvestment of interest earned on Trust Account investments	$2,932,381	$56,309

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

As of September 30, 2022, the Company had not commenced operations. All activity for the period from August 26, 2020 (inception) through September 30, 2022 relates to the Company’s initial public offering and subsequent search for a potential Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generated non-operating income in the form of interest income on investments held in a Trust Account (as defined below) from the net proceeds derived from the Initial Public Offering (as defined below). The Company recognizes changes in the fair value of warrant liability as other income (expense). On October 11, 2022, the Company determined that it will convert all of its investments in the Trust Account into cash, which will remain in the Trust Account. The Company no longer intends to invest the net proceeds in securities or interest-bearing accounts prior to an initial business combination. Accordingly, the amount of interest income (which we are permitted to use to pay our taxes and up to $100,000 of dissolution expenses) will no longer increase, which will limit the interest income available for payment of taxes and dissolution expenses for distribution to public shareholders in connection with our liquidation or in connection with the consummation of our business combination.

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

Upon the closing of the Initial Public Offering and the Private Placement, a total of $750.0 million ($10.00 per Unit), consisting of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement, was placed in a trust account (“Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and is invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business Combination or (ii) the distribution of the Trust Account as described below. On October 11, 2022, the Company determined that it will convert all of its investments in the Trust Account into cash, which will remain in the Trust Account.

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

The Company will provide holders of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares (as defined below) upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). In accordance with Accounting Standards Codification (“ASC”) 480-10-S99, “Distinguishing Liabilities From Equity”, redemption provisions not solely within the control of the Company require common stock subject to possible redemption to be classified outside of permanent equity. The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. In connection with a Business Combination, the Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Articles of Incorporation (the “Articles of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4), the independent directors have agreed to vote the shares granted to them as compensation (the “Independent Director Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders and independent directors have agreed to waive their redemption rights with respect to their Founder Shares, the Independent Director Shares and Public Shares in connection with the completion of a Business Combination.

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

If the Company is unable to complete a Business Combination by June 3, 2023, as extended (see Note 9) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less amounts released to pay taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to its obligations under Nevada law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s annual report on Form 10-K, as filed with the SEC on March 16, 2022. The interim results for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the period ended December 31, 2022 or for any future periods.

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

The Company will be required to liquidate and dissolve if the Business Combination is not completed by June 3, 2023 (as extended, see Note 9). Management intends to seek additional financing to the extent current funds are insufficient to meet the Company’s working capital needs until completion of a Business Combination or mandatory liquidation. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these unaudited condensed financial statements if a Business Combination is not consummated. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that the specific impact is not readily determinable as of the date of the Balance Sheet. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the avoidance of, the excise tax. The IR Act applies to repurchases that occur after December 31, 2022, and it is possible that this tax will apply to our future redemptions or liquidation.

Note 2—Summary of Significant Accounting Policies

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of six months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of September 30, 2022 and December 31, 2021.

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

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

Net Income Per Share of Common Stock

Net income per share of common stock is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating the net income per common share. Accretion associated with the Class A common stock subject to possible redemption excluded from earnings per share as the redemption value approximates fair value. When calculating its diluted net income per share, the Company has not considered the effect of the Warrants issued in connection with the (i) Initial Public Offering, and (ii) Private Placement since the exercise of the Warrants is contingent upon the occurrence of future events. The calculation excludes 18,750,000 Public Warrants and 11,333,333 Private Placement Warrants for the three – and nine- month periods ended September 30, 2022 and September 30, 2021

	Three Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$3,780,559	$345,461	$20,683,449	$4,437,767
Denominator:
Basic and diluted weighted average shares outstanding	75,030,000	18,750,000	75,030,000	18,750,000
Basic and diluted net income per share	$0.04	$0.04	$0.27	$0.27

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$4,750,711	$1,187,678	$8,626,977	$2,156,744
Denominator:
Basic and diluted weighted average shares outstanding	75,020,000	18,750,000	75,015,699	18,750,000
Basic and diluted net income per share	$0.06	$0.06	$0.12	$0.12

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Net deferred tax assets were deemed de minimis as of September 30, 2022 and December 31, 2021.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

Deferred Legal Fees

The Company obtained legal advisory services in connection with the Initial Public Offering and agreed to pay approximately $275,000 of such fees upon the consummation of the initial Business Combination, which was recorded as deferred legal fees in the Balance Sheets as of September 30, 2022 and December 31, 2021.

Note 6—Stockholders’ Deficit

Class A Common Stock—The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 75,030,000 shares of Class A common stock issued and outstanding, including 75,000,000 shares of Class A common stock subject to possible redemption and 30,000 Independent Director Shares not subject to redemption as of September 30, 2022 and December 31, 2021, respectively.

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

Class B Common Stock—The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, 18,750,000 shares of Class B common stock were outstanding. The Sponsor owns approximately 20% of the Company’s issued and outstanding common stock.

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

Preferred Stock—The Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Note 7—Warrants

As of September 30, 2022 and December 31, 2021, the Company had 18,750,000 Public Warrants and 11,333,333 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless” basis, and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The following table presents information about the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. Significant deviations from these estimates and inputs could result in a material change in fair value.

		September 30,
Description	Level	2022
Liabilities:
Private Placement Warrants	2	$905,533
Public Warrants	1	$1,498,125

		December 31,
Description	Level	2021
Liabilities:
Private Placement Warrants	2	$9,746,666
Public Warrants	1	$16,125,000

Warrant Liabilities

As of September 30, 2022 and December 31, 2021, the Company’s derivative warrant liabilities were valued at $2,403,658 and $25,871,666, respectively. The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within derivative warrant liabilities on the Balance Sheets. The derivative warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative warrant liabilities in the Statement of Operations.

Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of September 30, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker CONXW. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2 as of September 30, 2022 and December 31, 2021.

The following table presents the changes in the fair value of derivative warrant liabilities during the nine months ended September 30, 2022 and September 30, 2021:

			Aggregate
	Private	Public	Warrant
	Warrants	Warrants	Liability
Fair value as of December 31, 2021	$9,746,666	$16,125,000	$25,871,666
Change in fair value(1)(2)	(8,841,133)	(14,626,875)	(23,468,008)
Fair value as of September 30, 2022	$905,533	$1,498,125	$2,403,658
(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of derivative warrant liabilities in the Statement of Operations.
(2)	During the nine months ended September 30, 2022 and December 31, 2021, there were no transfers into or out of the Level 1, Level 2, or Level 3 classifications.

			Aggregate
	Private	Public	Warrant
	Warrants	Warrants	Liability
Fair value as of December 31, 2020	$17,226,666	$28,500,000	$45,726,666
Change in fair value(1)(2)	(4,193,334)	(6,937,500)	(11,130,834)
Fair value as of September 30, 2021	$13,033,332	$21,562,500	$34,595,832
(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of derivative warrant liabilities in the Statement of Operations.
(2)	During the nine months ended September 30, 2021, there were no transfers into or out of the Level 1, Level 2, or Level 3 classifications.

Note 9—Subsequent Events

The Company evaluated events that have occurred after the Balance Sheet date through the date on which the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, except as described below.

The Company filed a Form 8-K on November 1, 2022 notifying stockholders of the approval at the meeting of stockholders held on October 31, 2022 (the “Special Meeting”) to extend the date by which the Company must consummate a business combination from November 3, 2022 to June 3, 2023 (the “Extension”). Stockholders holding 66,651,616 shares of Class A common stock (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $669.9 million (approximately $10.05 per share) was removed from the Trust Account to pay such redeeming holders. The Extension will provide the Company with additional time to complete a business combination. The Company has begun preliminary discussions with DISH Network Corp. (“DISH”) regarding a potential business combination involving DISH’s retail wireless business (which we refer to as the “Transaction”). The Company expects to announce additional details regarding the potential business combination if and when a definitive agreement is executed. No assurances can be made that the parties will successfully negotiate and enter into a definitive agreement, or that the Transaction will be consummated or the timeframe for such consummation. Any business combination, including the Transaction, would be subject to, among other things, negotiation between the parties, significant due diligence, appropriate board and shareholder approvals, regulatory approvals and other conditions. We have agreed to obtain an opinion from an independent investment banking firm or a valuation or appraisal firm regarding the fairness to the Company from a financial point of view of a business combination with any entity that is affiliated with our Sponsor or any of the Company’s officers or directors, including the Transaction. In addition, we intend to appoint a special committee of independent and disinterested directors to evaluate and if appropriate negotiate and approve the terms of any Transaction.

In connection with the Extension, our Sponsor has agreed to advance to the Company (i) $0.02 for each public share that is not redeemed in connection with the Special Meeting plus (ii) $0.02 for each public share that is not redeemed for each subsequent calendar month commencing on December 3, 2022, and on the 3rd day of each subsequent month, or portion thereof, that we require to complete a business combination from November 3, 2022 until June 3, 2023. The Sponsor made the initial advance payment to the Trust Account of $166,967.68. Each additional contribution will be deposited in the Trust Account on or before the 3rd day of such calendar month. The advances will not bear interest to our Sponsor or its designee and will be repayable by the Company to our

Sponsor or its designee upon the earlier of: (i) the consummation of the business combination or (ii) our liquidation. The Sponsor has waived any and all rights to the monies held in the Trust Account with respect to those advances. Our Sponsor or its designee will have the sole discretion whether to continue extending for additional calendar months until June 3, 2023 and if our Sponsor determines not to continue extending for additional calendar months, its obligation to make additional advances will terminate. At the option of the Sponsor, up to $1,500,000 of the loan may be converted into warrants identical to the Private Placement Warrants, at $1.50 per warrant.

On October 31, 2022, the Company issued a promissory note in the principal amount of up to $1,168,773.76 to our Sponsor, evidencing the Company’s indebtedness with respect to the advances.

On October 11, 2022, the Company determined that it will convert all of its investments in the Trust Account into cash, which will remain in the Trust Account. The Company no longer intends to invest the net proceeds in securities or interest-bearing accounts prior to an initial business combination. Accordingly, the amount of interest income (which we are permitted to use to pay our taxes and up to $100,000 of dissolution expenses) will no longer increase, which will limit the interest income available for payment of taxes and dissolution expenses for distribution to public shareholders in connection with our liquidation or in connection with the consummation of our business combination.

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

The Company filed a Form 8-K on November 1, 2022 notifying stockholders of the approval at the meeting of stockholders held on October 31, 2022 (the “Special Meeting”) to extend the date by which the Company must consummate a business combination from November 3, 2022 to June 3, 2023 (the “Extension”). Stockholders holding 66,651,616 shares of Class A common stock (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the Trust

Account. As a result, approximately $669.9 million (approximately $10.05 per share) was removed from the Trust Account to pay such redeeming holders. The Extension will provide the Company with additional time to complete a business combination. The Company has begun preliminary discussions with DISH Network Corp. (“DISH”) regarding a potential business combination involving DISH’s retail wireless business (which we refer to as the “Transaction”). The Company expects to announce additional details regarding the potential business combination if and when a definitive agreement is executed. No assurances can be made that the parties will successfully negotiate and enter into a definitive agreement, or that the Transaction will be consummated or the timeframe for such consummation. Any business combination, including the Transaction, would be subject to, among other things, negotiation between the parties, significant due diligence, appropriate board and shareholder approvals, regulatory approvals and other conditions. We have agreed to obtain an opinion from an independent investment banking firm or a valuation or appraisal firm regarding the fairness to the Company from a financial point of view of a business combination with any entity that is affiliated with our Sponsor or any of the Company’s officers or directors, including the Transaction. In addition, we intend to appoint a special committee of independent and disinterested directors to evaluate and if appropriate negotiate and approve the terms of any Transaction.

In connection with the Extension, our Sponsor has agreed to advance to the Company (i) $0.02 for each public share that is not redeemed in connection with the Special Meeting plus (ii) $0.02 for each public share that is not redeemed for each subsequent calendar month commencing on December 3, 2022, and on the 3rd day of each subsequent month, or portion thereof, that we require to complete a business combination from November 3, 2022 until June 3, 2023. The Sponsor made the initial advance payment to the Trust Account of $166,967.68. Each additional contribution will be deposited in the Trust Account on or before the 3rd day of such calendar month. The advances will not bear interest to our Sponsor or its designee and will be repayable by the Company to our Sponsor or its designee upon the earlier of: (i) the consummation of the business combination or (ii) our liquidation. The Sponsor has waived any and all rights to the monies held in the Trust Account with respect to those advances. Our Sponsor or its designee will have the sole discretion whether to continue extending for additional calendar months until June 3, 2023 and if our Sponsor determines not to continue extending for additional calendar months, its obligation to make additional advances will terminate. At the option of the Sponsor, up to $1,500,000 of the loan may be converted into warrants identical to the Private Placement Warrants, at $1.50 per warrant.

On October 31, 2022, the Company issued a promissory note in the principal amount of up to $1,168,773.76 to our Sponsor, evidencing the Company’s indebtedness with respect to the advances.

On October 11, 2022, the Company determined that it will convert all of its investments in the Trust Account into cash, which will remain in the Trust Account. The Company no longer intends to invest the net proceeds in securities or interest-bearing accounts prior to an initial business combination. Accordingly, the amount of interest income (which we are permitted to use to pay our taxes and up to $100,000 of dissolution expenses) will no longer increase, which will limit the interest income available for payment of taxes and dissolution expenses for distribution to public shareholders in connection with our liquidation or in connection with the consummation of our business combination. See “Risk Factors - We do not intend to continue to invest the proceeds held in the Trust Account in interest-bearing securities, which will limit the interest income available for payment of taxes and dissolution expenses or for distribution to public shareholders”.

If we are unable to complete a Business Combination by June 3, 2023, as extended (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to our obligations under Nevada law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. If we do not complete a Business Combination, there will be no redemption rights or liquidating distributions with respect to warrants to purchase our shares of Class A common stock, which will expire worthless.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the nine months ended September 30, 2022 were associated with the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generated non-operating income in the form of interest income on marketable investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative warrant liabilities at each reporting period.

On October 11, 2022, the Company determined that it will convert all of its investments in the Trust Account into cash, which will remain in the Trust Account. The Company no longer intends to invest the net proceeds in securities or interest-bearing accounts prior to an initial business combination. Accordingly, the amount of interest income (which we are permitted to use to pay our taxes and up to $100,000 of dissolution expenses) will no longer increase, which will limit the interest income available for payment of taxes and dissolution expenses for distribution to public shareholders in connection with our liquidation or in connection with the consummation of our business combination.

For the three months ended September 30, 2022, we had net income of $4,126,021 which was primarily related to a change in fair value of derivative warrant liabilities of $2,560,092 and included, interest income of $2,398,717, partially offset by income tax expense of $594,708 and general and administrative expenses of $238,080.

For the three months ended September 30, 2021, we had net income of $5,938,389 which was primarily related to a change in fair value of derivative warrant liabilities of $6,016,667 and included interest income of $18,907, partially offset by income tax expense of $4,420 and general and administrative expenses of $92,765.

For the nine months ended September 30, 2022, we had net income of $25,121,216, which was primarily related to a change in fair value of derivative warrant liabilities of $23,468,008 and included interest income of $2,932,381, partially offset by general and administrative expenses of $553,213 and income tax expense of $725,960.

For the nine months ended September 30, 2021, we had net income of $10,783,721, which was primarily related to a change in fair value of derivative warrant liabilities of $11,130,834 and included interest income of $56,309, partially offset by income tax expense of $13,885 and general and administrative expenses of $389,537.

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

For the nine months ended September 30, 2022, net cash used in operating activities was $(376,375). Net income of $25,121,216 was primarily related to a change in fair value of derivative warrant liabilities of $23,468,008. Changes in operating assets and liabilities resulted in $(376,375) of net cash used in operating activities. For the nine months ended September 30, 2021, net cash used in operating activities was $(345,528). Net income of $10,783,721 was primarily related to a change in fair value of derivative warrant liabilities of $11,130,834. Changes in operating assets and liabilities resulted in $(345,528) of net cash used in operating activities.

As of September 30, 2022 we had operating cash of $373,994 and investments held in the Trust account of $753,012,735. As of September 30, 2021 we had operating cash of $866,309 and investments held in the Trust account of $750,061,652. We intend to utilize substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. Management intends to seek additional financing to the extent current funds are insufficient to meet the Company’s working capital needs until completion of a Business Combination or mandatory liquidation. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these unaudited condensed financial statements if a Business Combination is not consummated. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. Lastly, the Company will be required to liquidate and dissolve if the Business Combination is not completed by June 3, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.

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

Common Stock Subject to Possible Redemption

The Company will provide holders of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, sold in the Initial Public Offering with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either: (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters. These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with ASC 480-10-S99. The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. In connection with a Business Combination, the Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Articles of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of

185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. On October 11, 2022, the Company determined that it will convert all of its investments in the Trust Account into cash, which will remain in the Trust Account.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, are recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, due to the material weakness we previously identified in our internal control over financial reporting described below, our disclosure controls and procedures were not effective.

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

As a result of the foregoing, our management concluded that there was a material weakness related to our accounting for complex financial instruments in internal control over financial reporting as of September 30, 2022. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our accounting for complex financial instruments, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. We can offer no assurance that our remediation plan will ultimately have the intended effects.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

None.

Item 1A. Risk Factors.

During the period covered by this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K, filed with the SEC on March 16, 2022 and our Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2022, except as discussed below.

There are no assurances that the Extension will enable us to complete a business combination.

The Company can provide no assurances that a business combination will be announced or consummated prior to June 3, 2023. Our ability to consummate any business combination, including the Transaction, is dependent on a variety of factors, many of which are beyond our control. We are required to offer stockholders the opportunity to redeem shares in connection with any stockholder vote to approve a business combination. It is possible that redemptions will leave us with insufficient cash to consummate a business combination on commercially acceptable terms, or at all. Other than in connection with a redemption offer or liquidation, our stockholders may be unable to recover their investment except through sales of our shares on the open market. The price of our shares may be volatile, and there can be no assurance that stockholders will be able to dispose of our shares at favorable prices, or at all.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete a business combination and may make it more difficult to complete a business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs.

Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing a business combination, and may make it more difficult to complete a business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate a business combination and liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a business combination. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete a business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has not entered into a definitive agreement within 18 months after the effective date of its IPO Registration Statement or that does not complete its initial business combination within 24 months. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company, although we intend to hold the proceeds from our IPO and the simultaneous private placement in a non-interest-bearing Trust Account (see “We do not intend to continue to invest the proceeds held in the Trust Account in interest-bearing securities, which will limit the interest income available for payment of taxes and dissolution expenses or for distribution to public shareholders” below). If we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to additional burdensome regulatory requirements and expenses for which we have not allotted funds. As a result, if we are deemed an investment company under the Investment Company Act, we may abandon our efforts to consummate a business combination and instead liquidate the Company.

A new 1% U.S. federal excise tax could be imposed on us in connection with future redemptions by us of our shares.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the avoidance of, the excise tax. The IR Act applies to repurchases that occur after December 31, 2022, and it is possible that this tax will apply to our future redemptions or liquidation.

We do not intend to continue to invest the proceeds held in the Trust Account in interest-bearing securities, which will limit the interest income available for payment of taxes and dissolution expenses or for distribution to public shareholders.

As of September 27, 2022, the record date for the Special Meeting, the proceeds from our IPO and the simultaneous private placement were being held in our Trust Account in the United States maintained by Continental Stock Transfer & Trust Company, acting as trustee, invested in U.S. “government securities”, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. On October 11, 2022, the Company determined that it will convert all of its investments in the Trust Account into cash, which will remain in the Trust Account. The Company no longer intends to invest the net proceeds in securities or interest-bearing accounts prior to an initial business combination. Accordingly, the amount of interest income (which we are permitted to use to pay our taxes and up to $100,000 of dissolution expenses) will no longer increase, which will limit the interest income available for payment of taxes and dissolution expenses for distribution to public shareholders in connection with our liquidation or in connection with the consummation of our business combination.

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

CONX CORP.
(Registrant)
Date: November 8, 2022	By:	/s/ Kyle Jason Kiser
Kyle Jason Kiser
Chief Executive Officer
Principal Executive, Financial and Accounting Officer