Form 10-K
period 2022-12-31
CONX Corp.
filed 2023-03-01
CIK 1823000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive offi cers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $741,375,000.

As of March 1, 2023, 8,378,384 shares of Class A common stock, par value $0.0001 per share, and 18,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

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

The most prominent change in telecommunications has been the evolution of the communication standard from 1G to 5G. This has been driven by rising consumer demand for connectivity and a drastic increase in the number of global mobile connections. We expect 5G deployment to be supported by multiple layers of low, mid and high capacity spectrum bands covering urban to rural regions. The largest stocks in the S&P 500 are in the technology industry, which is illustrative of how many people and businesses in the global economy depend on these companies. Given the rapid evolution, development and change across technology, media and telecommunications, these industries have experienced significant M&A activity over the last decade, which our management team expects will continue, presenting ripe opportunities for investment and acquisition.

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

Wireless Asset Opportunity. The evolution of the communication standard from 1G to 5G has been driven by rising consumer demand for connectivity and a drastic increase in the number of global mobile connections. We believe these trends may drive significant growth and create value in wireless spectrum assets. Our management team has extensive experience in identifying and acquiring spectrum assets.

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

Extension of Date to Consummate an Initial Business Combination

At a special meeting (the “Extension Meeting”) on October 31, 2022, our stockholders approved an extension of the date by which we must consummate a business combination from November 3, 2022 to June 3, 2023 (the “Extension”). In connection with the Extension, stockholders holding 66,651,616 shares of Class A common stock (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the trust account (the “Extension Redemptions”). As a result of the Extension Redemptions, approximately $669.9 million (approximately $10.05 per share) was removed from the trust account to pay such redeeming holders and approximately $84 million remained in the trust account.

In connection with the Extension, the Sponsor agreed to advance to us (i) $0.02 for each public share that was not redeemed in connection with the Extension Meeting plus (ii) $0.02 for each public share that is not redeemed for each subsequent calendar month commencing on December 3, 2022, and on the 3rd day of each subsequent month, or portion thereof, that we require to complete a business combination from November 3, 2022 until June 30, 2023 (such advances, the “Extension Loans”). As part of the Extension Meeting and the approval of the Extension Amendment, 66,651,616 shares of Class A common stock were redeemed in the Extension Redemptions and 8,348,384 shares of Class A Common Stock were not redeemed. As a result, the aggregate monthly Extension Loans payable by the Sponsor to us are $166,968. The Sponsor had advanced a total of $333,935 to the Trust Account as of December 31, 2022. The Extension Loans do not bear interest to our Sponsor or its designee and are repayable by us to our Sponsor or its designee upon the earlier of: (i) the consummation of an initial business combination or (ii) our liquidation. The Sponsor has waived any and all rights to the monies held in the trust account with respect to those Extension Loans. Our Sponsor or its designee has the sole discretion whether to continue advancing Extension Loans for additional calendar months until June 3, 2023 and if our Sponsor determines not to continue advancing Extension Loans for additional calendar months, its obligation to make additional Extension Loans will terminate. At the option of the Sponsor, up to $1,500,000 of the Extension Loans may be converted into warrants identical to the Private Placement Warrants, at $1.50 per warrant.

On October 31, 2022, we issued a promissory note in the principal amount of up to $1,168,774 to our Sponsor (the “Extension Note”), evidencing our indebtedness with respect to the Extension Loans. As of December 31, 2022, the current balance of the Extension Note was $333,935.

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

We may pursue an initial business combination opportunity jointly with an entity to which an officer or director has a fiduciary or contractual obligation, which may include DISH Network Corporation (“DISH”) and EchoStar Corporation (“EchoStar”). We refer to such an initial business combination opportunity as an “Affiliated Joint Acquisition”. Any such parties may co-invest with us in the target at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. Any such issuance of equity or equity-linked securities would, on a fully diluted basis, reduce the percentage ownership of our then-existing stockholders. Notwithstanding the foregoing, pursuant to the anti-dilution provisions of our Class B common stock, issuances or deemed issuances of Class A common stock or equity-linked securities would result in an adjustment to the ratio at which shares of Class B common stock shall convert into shares of Class A common stock such that our initial stockholders and their permitted transferees, if any, would retain their aggregate percentage ownership of at least 20% of the sum of the total number of all shares of common stock outstanding plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination), unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to such issuance or deemed issuance at the time thereof. Neither nXgen Opportunities, LLC (the “Sponsor”) nor its affiliates has an obligation to make any such investment, and may compete with us for potential business combinations.

The Company has begun preliminary discussions with DISH regarding a potential business combination involving DISH’s retail wireless business (which we refer to as the “Transaction”). The Company intends to announce additional details regarding the potential business combination if and when a definitive agreement is executed. No assurances can be made that the parties will successfully negotiate and enter into a definitive agreement, or that the Transaction will be consummated or the timeframe for such consummation. Any business combination, including the Transaction, would be subject to, among other things, negotiation between the parties, significant due diligence, appropriate board and shareholder approvals, regulatory approvals and other conditions. We have agreed to obtain an opinion from an independent investment banking firm or a valuation or appraisal firm regarding the fairness to the Company from a financial point of view of a business combination with any entity that is affiliated with our Sponsor or any of the Company’s officers or directors, including the Transaction. In addition, we intend to appoint a special committee of independent and disinterested directors to evaluate and if appropriate negotiate and approve the terms of any Transaction.

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

Our Sponsor and members of our management team directly or indirectly own shares of Class B common stock initially purchased by our founder in a private placement prior to our initial public offering and the shares of Class A common stock that will be issued upon the automatic conversion of shares of Class B common stock at the time of our initial business combination (“founder shares”), Independent Director Shares (as defined below) and warrants issued to our Sponsor in a private placement simultaneously with the closing of our initial public offering (“private placement warrants”) and, accordingly, may have a conflict of interest in determining whether a particular target is an appropriate business with which to effectuate our initial business combination. Further, certain of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target as a condition to any agreement with respect to our initial business combination.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including DISH and EchoStar, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. In addition, such entities may compete with us for business combination opportunities and, if such opportunities are pursued by such entities, we may be precluded from pursuing such opportunities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and may only decide to present it to us if such entity rejects the opportunity and consummating the same would not violate any restrictive covenants to which such officers and directors are subject. Our amended and restated articles of incorporation provide that the corporate opportunity doctrine does not apply to our directors or officers in circumstances where it would conflict with any fiduciary duties or contractual obligations they may have, and that we renounce any expectancy that our directors or officers will offer such a corporate opportunity to us, except if all of the following conditions are satisfied: (a) we have expressed an interest in the business opportunity as determined from time to time by our board of directors as evidenced by resolutions appearing in our minutes; (b) the opportunity relates to a line of business in which we are then directly engaged; (c) the director or officer is permitted to refer the opportunity to us without violating any legal obligation; and (d) in the case of a director or officer who, at the time the opportunity is presented, has a fiduciary relationship to DISH or EchoStar, and the opportunity relates to a line of business in which DISH or EchoStar is then engaged or has expressed an interest, the director or officer has first referred the opportunity to DISH or EchoStar, as applicable, and that entity has declined to pursue the opportunity.

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

Financial Position

We expect to complete our initial business combination using our cash, debt or equity securities, third-party financing (for example, a private placement of our securities), or a combination of the foregoing, which will allow us to tailor the consideration to be paid to the target to fit its needs and desires.

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

The purpose of any such purchases of shares could be (i) to vote such shares in favor of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

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

Our amended and restated articles of incorporation require us to provide our public stockholders with the opportunity to redeem their public shares by one of the two methods listed above, which will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by holders of 65% of our common stock entitled to vote thereon.

If we provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A under the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
●	file proxy materials with the SEC.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to a letter agreement dated October 29, 2020, by and among the Company, our Sponsor and each of our officers and directors (the “letter agreement”), our Sponsor, officers and directors have agreed or, in the case of independent directors appointed in the future, will agree to vote any founder shares and Independent Director Shares they hold in favor of our initial business combination. As a result, the founders and independent directors would have the ability to approve any initial business combination without the participation of public shareholders. These quorum and voting thresholds, and the voting agreements of our initial stockholders, make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

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

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until June 3, 2023.

Redemption of Public Shares and Liquidation if No Initial Business Combination

At the Extension Meeting on October 31, 2022, our stockholders approved an extension of the date by which we must consummate a business combination from November 3, 2022 to June 3, 2023.

If we do not complete our initial business combination by June 3, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less amounts released to us to pay our taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Nevada law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by June 3, 2023.

Our initial stockholders, Sponsor, officers and directors have entered, or in the case of independent directors appointed in the future, will enter, into a letter agreement with us pursuant to which they have agreed or will agree to waive their rights to liquidating distributions from the trust account with respect to any founder shares and Independent Director Shares they hold if we fail to complete our initial business combination by June 3, 2023. However, if our initial stockholders, Sponsor or management team acquire public shares following our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by June 3, 2023.

Our initial stockholders, Sponsor, officers and directors have agreed, or in the case of any additional independent directors appointed in the future, will agree, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated articles of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 3, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less amounts released to us to pay our taxes), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1.4 million of cash held outside the trust account as of December 31, 2022, and available for working capital purposes and to pay our taxes, although there is no assurance that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

Effective October 12, 2022, we converted all of the investments in the Trust Account into cash, which will remain in the Trust Account. We no longer invest the net proceeds of our Initial Public Offering in securities or interest-bearing accounts prior to an initial business combination. Accordingly, the amount of interest income (which we are permitted to use to pay our taxes and up to $100,000 of dissolution expenses) will no longer increase, which will limit the interest income available for payment of taxes and dissolution expenses for distribution to public shareholders in connection with our liquidation or in connection with the consummation of our business combination.

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

The pro rata portion of the trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 3, 2023 may be considered a liquidating distribution under Nevada law. There is no assurance that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more). Any action or suit must be commenced within two years after the dissolution if the plaintiff could have known the underlying facts on or before the dissolution, or within three years after the date of dissolution in all other cases.

Furthermore, if the pro rata portion of the trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 3, 2023 is not considered a liquidating distribution under Nevada law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 11.380 of the NRS, the statute of limitations for claims of creditors against stockholders could be three years after the plaintiff could have known the underlying facts.

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

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by June 3, 2023, (ii) in connection with a stockholder vote to amend our amended and restated articles of incorporation to modify the substance or timing of the ability of public stockholders to seek redemption in connection with an initial business combination or our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 3, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity or (iii) if they redeem their shares for cash upon the completion of our initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated articles of incorporation, like all provisions of our amended and restated articles of incorporation, may be amended with a stockholder vote.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and we are required to have our internal control procedures audited. A target may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Summary of Risk Factors

We are a blank check company that has conducted no operations and has generated no revenues. Until we complete our initial business combination, we will have no operations and will generate no operating revenues. These risks are discussed more fully following this summary. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:

●	If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

●	As a result of the Extension Redemptions, the Sponsor currently owns a majority of, and possesses controlling voting power with respect to, our outstanding common stock, which will limit public stockholders’ influence on corporate matters, and the Sponsor has agreed to vote in favor of our business combination, regardless of how public stockholders vote.
●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The requirement that we complete our initial business combination by June 3, 2023 may give potential targets leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
●	If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until June 3, 2023, it could limit the amount available to fund our search for a target or targets and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.
●	We no longer invest the proceeds held in the trust account in interest-bearing securities, which will limit the interest income available for payment of taxes and dissolution expenses or for distribution to public shareholders.
●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.
●	Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities.
●	We have a material weakness in our internal control over financial reporting as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
●	We may seek business combination opportunities in industries outside of the TMT industry (which industries may or may not be outside of our management’s area of expertise).
●	We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.
●	We may have a limited ability to assess the management of a prospective target and, as a result, may effect our initial business combination with a target whose management may not have the skills, qualifications or abilities to manage a public company.
●	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

●	A market for our securities and a market for our securities may not develop, which would adversely affect the liquidity and price of our securities.
●	The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete a business combination and may make it more difficult to complete a business combination.
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
●	Our executive officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
●	Since our Sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire after our initial public offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
●	The requirements of being a public company may strain our resources and divert management’s attention.
●	We are a blank check company with no operating history and no revenues, and there is no basis on which to evaluate our ability to achieve our business objective.
●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
●	Our search for a business combination, and any target with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and the status of debt and equity markets.
●	Past performance by our management team or their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in us.
●	Provisions in our amended and restated articles of incorporation and Nevada law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our shares of Class A common stock and could entrench management.
●	Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
●	We may face risks related to businesses in the TMT industry.
●	The other risks and uncertainties discussed below and elsewhere in this report.

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

Your opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Even if we seek such stockholder approval, our Sponsor will be able to approve an initial business combination without the support of public shareholders. Accordingly, your opportunity to affect the investment decision regarding our initial business combination will be limited to exercising your redemption rights.

If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our Sponsor owns approximately 69.2% of our outstanding common stock. Our initial stockholders and management team may from time to time purchase Class A common stock prior to our initial business combination. Our amended and restated articles of incorporation provide that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares and Independent Director Shares. As a result, the Sponsor would have the ability approve any initial business combination without the participation of public shareholders. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders, independent directors and management team to vote in favor of our initial business combination will allow us to obtain the requisite stockholder approval for such initial business combination.

As a result of the Extension Redemptions, the Sponsor currently owns a majority of, and possesses controlling voting power with respect to, our outstanding common stock, which will limit public stockholders’ influence on corporate matters. Additionally, Sponsor has agreed to vote in favor of the business combination, regardless of how public stockholders vote.

As a result of the Extension Redemptions, our Sponsor owns and is entitled to vote an aggregate of approximately 69.2% of our outstanding common stock, which represents a majority of outstanding common stock. As such, our Sponsor has the ability to outright control our affairs through the election and removal of the entire board of directors and all other matters requiring stockholder approval, including a future business combination, merger or consolidation of the company, or a sale of all or substantially all of our assets. This concentrated control limits our public float and could discourage others from initiating any such potential merger, consolidation or sale or other change-of-control transaction that may otherwise be beneficial to our stockholders. Furthermore, this concentrated control will limit the practical effect of your participation in corporate matters, through stockholder votes and otherwise.

In addition, our Sponsor has agreed to vote its shares in favor of an initial business combination. These shares are sufficient to approve an initial business combination and all other proposals being presented at the relevant meeting. Accordingly, if and when we present an initial business to our stockholders for a vote, we expect to be able to obtain the necessary stockholder approval for such business combination and other proposals, even if our public stockholders vote against the business combination and such proposals.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public stockholders exercise their redemption rights, we may not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination.

In connection with the Extension, stockholders holding 66,651,616 shares of Class A common stock (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $669.9 million (approximately $10.05 per share) was removed from the trust account to pay such redeeming holders.

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

In connection with the Extension, stockholders holding 66,651,616 shares of Class A common stock (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $669.9 million (approximately $10.05 per share) was removed from the trust account to pay such redeeming holders.

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

The requirement that we complete our initial business combination by June 3, 2023 may give potential targets leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by June 3, 2023. Consequently, such target may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target, we may be unable to complete our initial business combination with any target. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination by June 3, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target and complete our initial business combination by June 3, 2023. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. Other than in connection with a redemption offer or liquidation, our stockholders may be unable to recover their investment except through sales of our shares on the open market. The price of our shares may be volatile, and there can be no assurance that stockholders will be able to dispose of our shares at favorable prices, or at all.

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

In the event that our Sponsor, initial stockholders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated articles of incorporation to modify the substance or timing of the ability of public stockholders to seek redemption in connection with an initial business combination or our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 3, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we do not complete an initial business combination by June 3, 2023, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we do not complete an initial business combination by June 3, 2023 is not completed for any reason, compliance with Nevada law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in the trust account. In that case, public stockholders may be forced to wait beyond June 3, 2023 before they receive funds from the trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until June 3, 2023, it could limit the amount available to fund our search for a target or targets and complete our initial business combination, and we will depend on loans from our Sponsor, management team or third parties to fund our search and to complete our initial business combination.

Of the net proceeds of our initial public offering, only $1.4 million (as of December 31, 2022) is available to us outside the trust account to fund our working capital requirements and pay our taxes. We cannot assure you that funds available to us outside the trust account are sufficient to allow us to operate until June 3, 2023. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep targets from “shopping” around for transactions with other companies or investors on terms more favorable to such targets) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target.

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

We no longer invest the proceeds held in the trust account in interest-bearing securities, which will limit the interest income available for payment of taxes and dissolution expenses or for distribution to public shareholders.

As of September 27, 2022, the record date for the Extension Meeting, the proceeds from our initial public offering and the simultaneous private placement were being held in our trust account in the United States maintained by Continental Stock Transfer & Trust Company, acting as trustee, invested in U.S. “government securities”, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Effective October 12, 2022, we converted all of our investments in the Trust Account into cash, which will remain in the Trust Account. We no longer invest the net proceeds in securities or interest-bearing accounts prior to an initial business combination. Accordingly, the amount of interest income (which we are permitted to use to pay our taxes and up to $100,000 of dissolution expenses) will no longer increase, which will limit the interest income available for payment of taxes and dissolution expenses for distribution to public shareholders in connection with our liquidation or in connection with the consummation of our business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development and maintenance of internal controls and compliance with the Sarbanes-Oxley Act has increased, and is expected to continue to increase, the time and costs necessary to operate our company.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. As described in Part II, Item 9A, management has concluded that, due to the material weakness we have identified in our internal control over financial reporting described in management’s report on internal controls over financial reporting set forth in Part II, Item 8 of this Annual Report, our disclosure controls and procedures were not effective. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

As of December 31, 2022, we have funds available for a business combination in the amount of approximately $58.0 million after payment of $26,250,000 of deferred underwriting fees, the redemption of 66,651,616 of Class A common stock (after giving effect to withdrawals of redemptions), for approximately $669.9 million in connection with the Extension and assuming no further redemptions. We may effectuate our initial business combination with a single target or multiple targets simultaneously or within a short period of time.

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

In order to effectuate an initial business combination, special purpose acquisition companies have, in the past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated articles of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated articles of incorporation and our warrant agreement will generally require a vote of holders of at least 50% of our outstanding shares of common stock or holders of at least 50% of the public warrants, as applicable, and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated articles of incorporation will require us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated articles of incorporation to modify the ability of public stockholders to seek redemption in connection with an initial business combination or the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination by June 3, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated articles of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from the trust account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other special purpose acquisition companies. It will be possible for us, therefore, to amend our amended and restated articles of incorporation to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated articles of incorporation provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from the trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated articles of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the NRS or applicable stock exchange rules. Our Sponsor, who beneficially owns approximately 69.2% of our common stock may participate in any vote to amend our amended and restated articles of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we will be able to amend the provisions of our amended and restated articles of incorporation which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this would allow us to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated articles of incorporation.

Our Sponsor, executive officers, directors and director nominees have agreed or will agree, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated articles of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 3, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less amounts released to us to pay our taxes), divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target but are targeting businesses or other targets with enterprise values that are greater than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public stockholders, we expect to be required to seek additional financing to complete such proposed initial business combination. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we do not complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

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

As a result, included on our balance sheet as of December 31, 2022 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have a material weakness in our internal control over financial reporting as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. We became aware of the need to change the classification of our warrants when the SEC Statement was issued on April 12, 2021. As a result, management concluded that there was a material weakness in internal control over financial reporting as of December 31, 2022.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the avoidance of, the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022. It is possible that this tax will apply to future SPAC redemptions and liquidations. Redemptions that occured as a result of the Extension occurred before December 31, 2022, and therefore we were not subject to the excise tax as a result of the redemptions in connection with the Extension.

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

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete a business combination and may make it more difficult to complete a business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the Company at an earlier time than we might otherwise choose.

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

Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing a business combination, and may make it more difficult to complete a business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate a business combination and liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a business combination. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). A SPAC would then be required to complete a business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has not entered into a definitive agreement within 18 months after the effective date of its IPO Registration Statement or that does not complete its initial business combination within 24 months. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company, although we hold and intend to continue to hold the proceeds from our Initial Public Offering and the simultaneous private placement in a non-interest-bearing trust account (see “We do not intend to continue to invest the proceeds held in the Trust Account in interest-bearing securities, which will limit the interest income available for payment of taxes and dissolution expenses or for distribution to public shareholders” below). If we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to additional burdensome regulatory requirements and expenses for which we have not allotted funds. As a result, if we are deemed an investment company under the Investment Company Act, we may abandon our efforts to consummate a business combination and instead liquidate the Company.

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

As of December 31, 2022, there were 491,621,616 and 31,250,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B common stock. The Class B common stock is automatically convertible into Class A common stock at the time of the consummation of our initial business combination, initially at a one-for-one ratio, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as described herein. There are no shares of preferred stock currently issued and outstanding.

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

However, our amended and restated articles of incorporation provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our shares of Class A common stock (except that an aggregate of up to 50,000 Independent Director Shares may at any time be issued and outstanding) (a) on any initial business combination or (b) to approve an amendment to our amended and restated articles of incorporation to (x) extend the time we have to consummate a business combination beyond June 3, 2023 or (y) amend the foregoing provisions. These provisions of our amended and restated articles of incorporation, like all provisions of our amended and restated articles of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

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

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we will continue to engage in the business of identifying and combining with one or more businesses or assets. Certain of our officers and directors presently have, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including DISH and EchoStar, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Our amended and restated articles of incorporation provide that the corporate opportunity doctrine will not apply to our directors or officers in circumstances where it would conflict with any fiduciary duties or contractual obligations they may have, and that we renounce any expectancy that our directors or officers will offer such a corporate opportunity to us, except if all of the following conditions are satisfied: (a) we have expressed an interest in the business opportunity as determined from time to time by our board of directors as evidenced by resolutions appearing in our minutes; (b) the opportunity relates to a line of business in which we are then directly engaged; (c) the director or officer is permitted to refer the opportunity to us without violating any legal obligation; and (d) in the case of a director or officer who, at the time the opportunity is presented, has a fiduciary relationship to DISH or EchoStar, and the opportunity relates to a line of business in which DISH or EchoStar is then engaged or has expressed an interest, the director or officer has first referred the opportunity to DISH or EchoStar, as applicable, and that entity has declined to pursue the opportunity. In addition, our Sponsor, officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination.

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

On August 28, 2020, our founder purchased an aggregate of 28,750,000 founder shares for $25,000, or approximately $0.001 per share and transferred 2,875,000 founder shares to Jason Kiser, our Chief Executive Officer, for approximately the same per-share price initially paid by our founder. On October 21, 2020, our founder and Jason Kiser contributed their founder shares to our Sponsor, in return for proportionate equity interests. On October 23, 2020, our Sponsor forfeited 7,187,500 founder shares, resulting in our Sponsor holding 21,562,500 founder shares. Additionally, on December 14, 2020, our Sponsor forfeited 2,812,500 founder shares, resulting in our Sponsor holding 18,750,000 founder shares. Prior to the initial investment in the company of  $25,000 by our founder, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor purchased an aggregate of 11,333,333 private placement warrants, each exercisable for one share of Class A common stock at $11.50 per share, for an aggregate purchase price of  $17,000,000, or $1.50 per warrant, that will also be worthless if we do not complete our initial business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as June 3, 2023 nears, which is the deadline for our completion of an initial business combination.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly because we are not an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight are required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

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

In connection with our assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that if we are unable to complete a business combination by June 3, 2023, then we will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as our current cash balance and working capital deficit raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after June 3, 2023. We intend to complete a business combination before the mandatory liquidation date.

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

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, including, without limitation, the SPAC Rule Proposals discussed above, and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under Nevada law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution.

The pro rata portion of the trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 3, 2023 may be considered a liquidating distribution under Nevada law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more). Any action or suit must be commenced within two years after the dissolution if the plaintiff knew or should have known the underlying facts on or before the dissolution, or within three years after the date of dissolution in all other cases.

Furthermore, if the pro rata portion of the trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 3, 2023 is not considered a liquidating distribution under Nevada law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 11.380 of the NRS, the statute of limitations for claims of creditors against stockholders could be three years after the plaintiff knew or should have known the underlying facts.

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

In particular, in response to Russia’s invasion of Ukraine, the United States, the European Union, and several other countries are imposing far-reaching sanctions and export control restrictions on Russian entities and individuals. This rising conflict and the resulting market volatility could adversely affect global economic, political and market conditions. Additionally, tensions between the United States and China have led to increased tariffs and trade restrictions. The United States has imposed economic sanctions on certain Chinese individuals and entities and restrictions on the export of U.S.-regulated products and technology to certain Chinese technology companies. These and other global and regional conditions may adversely impact our business and our ability to consummate our initial business combination.

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

Holders

On March 1, 2023, there was one holder of record of our units, four holders of record of our Class A common stock (including shares of Class A common stock held by our independent directors), two holders of record of our warrants and one holder of record of our Class B common stock.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) within this section is focused on the years ended December 31, 2022 and 2021, including year-to-year comparisons between these years. Our MD&A for the period from August 26, 2020 (inception) through December 31, 2020 can be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021.

Overview

We are a blank check company incorporated in the State of Nevada on August 26, 2020, whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or assets. We intend to effectuate our initial business combination utilizing cash from the proceeds of our initial public offering (the “Initial Public Offering”) and the sale of the Private Placement Warrants (as defined below), our capital stock, debt or a combination of cash, stock and debt. Although we are not limited to a particular industry or sector for purposes of consummating an initial business combination, we intend to focus our search on identifying a prospective target that can benefit from our operational expertise in the technology, media and telecommunications (“TMT”) industry, including the wireless communications industry.

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

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $750.0 million was placed in the Trust Account (as defined below) and we had $1.4 million of cash held outside of the Trust Account as of December 31, 2022, and available for working capital purposes and to pay our taxes. We incurred $42.3 million in transaction costs, including $15 million of underwriting fees, $26.3 million of deferred underwriting fees and $1 million of other costs.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of private placement units, although substantially all of the net proceeds are intended to be applied generally toward consummating an initial business combination.

We filed a Form 8-K on November 1, 2022 notifying stockholders of the approval at the meeting of stockholders held on October 31, 2022 (the “Special Meeting”) to extend the date by which the Company must consummate a business combination from November 3, 2022 to June 3, 2023 (the “Extension”). Stockholders holding 66,651,616 shares of Class A common stock (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $669.9 million (approximately $10.05 per share) was removed from the Trust Account to pay such redeeming holders. The Extension will provide the Company with additional time to complete a business combination. The Company has begun preliminary discussions with DISH regarding a potential business combination involving DISH’s retail wireless business (which we refer to as the “Transaction”). The Company intends to announce additional details regarding the potential business combination if and when a definitive agreement is executed. No assurances can be made that the parties will successfully negotiate and enter into a definitive agreement, or that the Transaction will be consummated or the timeframe for such consummation. Any business combination, including the Transaction, would be subject to, among other things, negotiation between the parties, significant due diligence, appropriate board and shareholder approvals, regulatory approvals and other conditions. We have agreed to obtain an opinion from an independent investment banking firm or a valuation or appraisal firm regarding the fairness to the Company from a financial point of view of a business combination with any entity that is affiliated with our Sponsor or any of the Company’s officers or directors, including the Transaction. In addition, we intend to appoint a special committee of independent and disinterested directors to evaluate and if appropriate negotiate and approve the terms of any Transaction.

In connection with the Extension, the Sponsor agreed to advance to us (i) $0.02 for each public share that was not redeemed in connection with the Extension Meeting plus (ii) $0.02 for each public share that is not redeemed for each subsequent calendar month commencing on December 3, 2022, and on the 3rd day of each subsequent month, or portion thereof, that we require to complete a business combination from November 3, 2022 until June 30, 2023 (such advances, the “Extension Loans”). As part of the Extension Meeting and the approval of the Extension Amendment, 66,651,616 shares of Class A common stock were redeemed in the Extension Redemptions and 8,348,384 shares of Class A Common Stock were not redeemed. As a result, the aggregate monthly Extension Loans payable by the Sponsor to us are $166,968. The Sponsor had advanced a total of $333,935 to the Trust Account as of December 31, 2022. The Extension Loans do not bear interest to our Sponsor or its designee and are repayable by us to our Sponsor or its designee upon the earlier of: (i) the consummation of an initial business combination or (ii) our liquidation. The Sponsor has waived any and all rights to the monies held in the trust account with respect to those Extension Loans. Our Sponsor or its designee has the sole discretion whether to continue advancing Extension Loans for additional calendar months until June 3, 2023 and if our Sponsor determines not to continue advancing Extension Loans for additional calendar months, its obligation to make additional Extension Loans will terminate. At the option of the Sponsor, up to $1,500,000 of the Extension Loans may be converted into warrants identical to the Private Placement Warrants, at $1.50 per warrant.

On October 31, 2022, we issued a promissory note in the principal amount of up to $1,168,774 to our Sponsor (the “Extension Note”), evidencing our indebtedness with respect to the Extension Loans. As of December 31, 2022, the current balance of the Extension Note was $333,935.

Effective October 12, 2022, the Company converted all of its investments in the Trust Account into cash, which will remain in the Trust Account. The Company no longer intends to invest the net proceeds in securities or interest-bearing accounts prior to an initial business combination. Accordingly, the amount of interest income (which we are permitted to use to pay our taxes and up to $100,000 of dissolution expenses) will no longer increase, which will limit the interest income available for payment of taxes and dissolution expenses for distribution to public shareholders in connection with our liquidation or in connection with the consummation of our business combination. See “Risk Factors — We do not intend to continue to invest the proceeds held in the Trust Account in interest-bearing securities, which will limit the interest income available for payment of taxes and dissolution expenses or for distribution to public shareholders”.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 26, 2020 (inception) through November 3, 2020 were organizational activities, and those necessary to prepare for the Initial Public Offering, described below. Subsequent to our Initial Public Offering, we have been focused on identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. Prior to October 12, 2022, we generated non-operating income in the form of interest income on proceeds derived from the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.

As of October 12, 2022, the Company converted all of its investments in the Trust Account into cash, which will remain in the Trust Account. The Company no longer intends to invest the net proceeds in securities or interest-bearing accounts prior to an initial business combination. Accordingly, the amount of interest income (which we are permitted to use to pay our taxes and up to $100,000 of dissolution expenses) will no longer increase, which will limit the interest income available for payment of taxes and dissolution expenses for distribution to public shareholders in connection with our liquidation or in connection with the consummation of our business combination.

For the year ended December 31, 2021, we had net income of $19,356,076, which was primarily related to a change in fair value of derivative warrant liabilities of $19,855,000, partially offset by general and administrative expenses of $555,487.

For the year ended December 31, 2022, we had net income of $24,194,750, which was primarily related to a change in fair value of derivative warrant liabilities of $21,359,166, partially offset by general and administrative expenses of $888,749.

Liquidity and Capital Resources

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through the receipt of $25,000 from Charles W. Ergen (the “Founder”) in exchange for the issuance of the founder shares, and a promissory note (the “Note”) issued by the Founder. We repaid the Note on November 3, 2020.

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

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $750.0 million was placed in the trust account (the “Trust Account”) and we had $1.4 million of cash held outside of the Trust Account as of December 31, 2022, and available for working capital purposes and to pay our taxes. We incurred $42.3 million in transaction costs, including $15 million of underwriting fees, $26.3 million of deferred underwriting fees and $1 million of other costs in connection with our Initial Public Offering and the sale of the Private Placement Warrants.

In connection with the Extension, stockholders holding 66,651,616 shares of Class A common stock (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result of the Extension Redemptions, approximately $669.9 million (approximately $10.05 per share) was removed from the trust account to pay such redeeming holders and approximately $84 million remained in the trust account. For all non-redeeming shareholders, the Sponsor is obligated to deposit amounts into the Trust Account on a monthly basis as described above. Such amounts will be funded through the Extension Note and not from our working capital.

For the year ended December 31, 2021, net cash used in operating activities was $(461,468), principally due to the payment of general and administrative expenses during the year.

For the year ended December 31, 2022, net cash used in operating activities was $(547,392) principally due to the payment of general and administrative expenses during the year.

For the year ended December 31, 2022, net cash provided by investing activities was $670,774,520, offset by cash used in financing activities of $669,580,201 relating to the liquidation and conversion to cash of investments and to Class A stock redemptions. For the year ended December 31, 2021, we had neither cash flows from investing nor financing activities. As of December 31, 2021 and December 31, 2022, we had cash and marketable securities held in the Trust Account of $750,080,355 and $84,243,386, respectively. The decrease in cash and marketable securities was due to Class A stock redemptions and income taxes payable.

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

On March 1, 2023, our Sponsor agreed to loan the Company an aggregate of up to $250,000 for working capital purposes. This loan is non-interest bearing, unsecured and due at the earlier of the completion of our initial business combination or the Company’s liquidation. The Company issued a promissory note to the Sponsor to evidence the loan. As of March 1, 2023, the Company had not borrowed under the note.

We may need to raise additional funds in order to meet the expenditures required for operating our business. If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating and consummating our initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. Lastly, the Company will be required to liquidate and dissolve if the Business Combination is not completed by June 3, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

Warrant Liabilities

We account for our warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for liability classification under ASC 815. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

Our Private Placement Warrants meet the criteria as liability classified derivative instruments and are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. We will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the Private Placement Warrants. At that time, the portion of the liability related to the Private Placement Warrants will be reclassified to additional paid-in capital.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants held in the Trust Account were invested in U.S. securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which were invested only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there has been no associated material exposure to interest rate risk.

Effective October 12, 2022, the Company converted all of its investments in the Trust Account into cash, which will remain in the Trust Account. The Company no longer intends to invest the net proceeds in securities or interest-bearing accounts prior to an initial business combination.

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

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, are recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, due to the material weakness we have identified in our internal control over financial reporting described in management’s report on internal controls over financial reporting set forth in Part II, Item 8 of this Annual Report, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our accounting for complex financial instruments, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. We can offer no assurance that our remediation plan will ultimately have the intended effects.

Item 9B.   Other Information

None.

Part III

Item 10.Directors, Executive Officers and Corporate Governance

Officers and Directors

Our officers and directors are as follows:

Name	Age	Position
Charles W. Ergen	70	Chairman
Kyle Jason Kiser	58	Chief Executive Officer, Director
Gerald Gorman	67	Director
David K. Moskowitz	64	Director
Adrian Steckel	55	Director

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

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including DISH and EchoStar, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. In addition, such entities may compete with us for business combination opportunities and, if such opportunities are pursued by such entities, we may be precluded from pursuing such opportunities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and may only decide to present it to us if such entity rejects the opportunity and consummating the same would not violate any restrictive covenants to which such officers and directors are subject. Our amended and restated articles of incorporation provide that the corporate opportunity doctrine will not apply to our directors or officers in circumstances where it would conflict with any fiduciary duties or contractual obligations they may have, and that we renounce any expectancy that our directors or officers will offer such a corporate opportunity to us, except if all of the following conditions are satisfied: (a) we have expressed an interest in the business opportunity as determined from time to time by our board of directors as evidenced by resolutions appearing in our minutes; (b) the opportunity relates to a line of business in which we are then directly engaged; (c) the director or officer is permitted to refer the opportunity to us without violating any legal obligation; and (d) in the case of a director or officer who, at the time the opportunity is presented, has a fiduciary relationship to DISH or EchoStar, and the opportunity relates to a line of business in which DISH or EchoStar is then engaged or has expressed an interest, the director or officer has first referred the opportunity to DISH or EchoStar, as applicable, and that entity has declined to pursue the opportunity. In addition, our Sponsor, initial stockholders, officers, directors and/or their affiliates may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 1, 2023 based on information obtained from the persons named below and filings on Schedule 13-G made with the SEC, with respect to the beneficial ownership of shares of our common stock, by:

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

	Class A Common Stock		Class B Common Stock
	Number of		Number of
	Shares		Shares
	Beneficially		Beneficially
Name and Address of Beneficial Owners(1)	Owned	% of Class	Owned (2)	% of Class
Moore Capital Management LP (3)	1,500,000	17.9%	—	—
Jericho Capital Asset Management L.P. (4)	4,000,000	47.74%	—	—
nXgen Opportunities, LLC (5)	—	—	18,750,000	100%
Charles W. Ergen (5)	—	—	18,750,000	100%
Kyle Jason Kiser	—	—	—	—
Gerald Gorman	10,000	*	—	—
David K. Moskowitz	10,000	*	—	—
Adrian Steckel	10,000	*	—	—
All directors and executive officers as a group (five individuals)	30,000	*	18,750,000	100%

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

(3)  Holdings as of December 31, 2022 as reported on Schedule 13G filed by Moore Capital Management LP (“MCM”), a Delaware limited partnership, MMF LT, LLC (“MMF”), Moore Global Investments, LLC (“MGI”) and Moore Capital Advisors, L.L.C. (“MCA”), each a Delaware limited liability company, and Mr. Louis M. Bacon, in his capacity as chairman, chief executive officer and director of MCM. According to Schedule 13G, MCM, as the investment manager of MMF, has voting and investment control over the shares held by MMF. MGI and MCA are the sole owners of MMF. Mr. Bacon controls the general partner of MCM, is the chairman and director of MCA, and is the indirect majority owner of MMF.

(4)  Holdings as of December 31, 2022 as reported on Schedule 13G filed by Jericho Capital Asset Management L.P. and Josh Resnick. According to the Schedule 13G, Jericho Capital Asset Management L.P. and Josh Resnick share voting and dispositive power with respect to the shares reported thereby. Jericho Capital Asset Management LP is the investment adviser to certain investment funds and accounts, including Jericho Capital Master Fund LP (the “Jericho Fund”). The Jericho Fund has the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares of Class A Common Stock reported therein.

(5)  Our Sponsor is the record holder of the shares reported herein. Charles W. Ergen controls the Sponsor. Charles W. Ergen disclaims beneficial ownership over any securities owned by the Sponsor other than to the extent of his pecuniary interest therein.

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

In connection with the Extension, our Sponsor agreed to advance to us (i) $0.02 for each public share that was not redeemed in connection with the Extension Meeting plus (ii) $0.02 for each public share that is not redeemed for each subsequent calendar month commencing on December 3, 2022, and on the 3rd day of each subsequent month, or portion thereof, that we require to complete a business combination from November 3, 2022 until June 30, 2023 (such advances, the “Extension Loans”). As part of the Extension Meeting and the approval of the Extension Amendment, 66,651,616 shares of Class A common stock were redeemed in the Extension Redemptions and 8,348,384 shares of Class A Common Stock were not redeemed. As a result, the aggregate monthly Extension Loans payable by the Sponsor to us are $166,968. The Sponsor had advanced a total of $333,935 to the Trust Account as of December 31, 2022. The Extension Loans do not bear interest to our Sponsor or its designee and are repayable by us to our Sponsor or its designee upon the earlier of: (i) the consummation of an initial business combination or (ii) our liquidation. The Sponsor has waived any and all rights to the monies held in the trust account with respect to those Extension Loans. Our Sponsor or its designee has the sole discretion whether to continue advancing Extension Loans for additional calendar months until June 3, 2023 and if our Sponsor determines not to continue advancing Extension Loans for additional calendar months, its obligation to make additional Extension Loans will terminate. At the option of the Sponsor, up to $1,500,000 of the Extension Loans may be converted into warrants identical to the Private Placement Warrants, at $1.50 per warrant.

On October 31, 2022, we issued a promissory note in the principal amount of up to $1,168,774 to our Sponsor (the “Extension Note”), evidencing our indebtedness with respect to the Extension Loans. As of December 31, 2022, the current balance of the Extension Note was $333,935.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Form 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2021 and December 31, 2022 totaled $126,730 and $110,240, respectively. The above amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards for the years ended December 31, 2021 and December 31, 2022.

Tax Fees. We did not pay Withum for tax planning and tax advice for the years ended December 31, 2021 and December 31, 2022.

All Other Fees. We did not pay Withum for other services for the years ended December 31, 2021 and December 31, 2022.

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

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2020).
3.2	First Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 1, 2022)
3.3	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 3, 2020).
4.1

Warrant Agreement, dated October 29, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2020).

4.2	Description of Securities (Incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed on March 16, 2022).
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

10.6	Promissory note (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 1, 2022)
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment under the framework in Internal Control-Integrated Framework (2013), management concluded that, due to the material weakness we have identified in our internal control over financial reporting described below, our internal control over financial reporting was not effective as of December 31, 2022.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Our management concluded that there was a material weakness related to our accounting for complex financial instruments in internal control over financial reporting as of December 31, 2022. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our accounting for complex financial instruments, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. We can offer no assurance that our remediation plan will ultimately have the intended effects.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by WithumSmith+Brown, PC, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

CONX Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CONX Corp. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, changes in stockholders’ deficit, and cash flows, for years ended December 31, 2022 and 2021 and for the period from August 26, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021 and for the period from August 26, 2020 (inception) through December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2023, expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional capital or complete a business combination by June 3, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements We believe that our audits provide a reasonable basis for our opinions.

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments.  We determined that there are no critical audit matters.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 1, 2023

PCAOB ID: 100

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

CONX Corp.

Opinion on Internal Control Over Financial Reporting

We have audited the internal control over financial reporting of CONX Corp. (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended December 31, 2022 of the Company and our report dated March 1, 2023, expressed an unqualified opinion on those financial statements.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: interpretation and accounting for complex financial instruments. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the financial statements as of and for the year ended December 31, 2022, of the Company, and this report does not affect our report on such financial statements.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 1, 2023

PCAOB ID: 100

CONX CORP.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
Assets:
Current assets:
Cash	$1,397,296	$750,369
Prepaid expenses	23,105	70,000
Other receivable	—	3,508
Total current assets	1,420,401	823,877
Cash and Investments held in trust account	84,243,386	750,080,355
Total assets	$85,663,787	$750,904,232
Liabilities, Class A Common Stock Subject to Redemption, and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$19,114	$—
Extension note	333,935	—
Accrued expenses	575,300	286,011
Income taxes payable	1,208,515	12,746
Total current liabilities	2,136,864	298,757
Deferred legal fees	275,000	275,000
Deferred underwriting fee payable	26,250,000	26,250,000
Derivative warrant liabilities	4,512,500	25,871,666
Total liabilities	33,174,364	52,695,423
Commitments and Contingencies

Class A common stock subject to possible redemption, 8,348,384 shares at redemption value of $10.05 per share at December 31, 2022 and 75,000,000 shares at redemption value of $10.00 per share at December 31, 2021	84,243,386	750,000,000
Stockholders’ Deficit :
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized; 30,000 shares issued and outstanding	3	3
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 18,750,000 shares issued and outstanding	1,875	1,875
Additional paid-in capital	—	—
Accumulated deficit	(31,755,841)	(51,793,069)
Total Stockholders’ Deficit	(31,753,963)	(51,791,191)
Total Liabilities and Stockholders’ Deficit	$85,663,787	$750,904,232

The accompanying notes are an integral part of the financial statements.

CONX Corp.

STATEMENTS OF OPERATIONS

			Period from
			August 26,
	For the Year	For the Year	2020
	Ended	Ended	Inception -
	December 31, 2022	December 31, 2021	December 31, 2020
General and administrative expenses	$888,749	$555,487	$162,382
Loss from operations	(888,749)	(555,487)	(162,382)
Other income	—	—	—
Fair value of Private Placement Warrants in excess of proceeds	—	—	(2,875,266)
Offering costs allocated to derivative warrant liabilities			(1,879,881)
Change in fair value of derivative warrant liabilities	21,359,166	19,855,000	7,030,803
Interest income on investments held in Trust Account	4,937,551	75,012	5,343
Total other income	26,296,717	19,930,012	2,280,999
Income before income tax expense	25,407,968	19,374,525	2,118,617
Income tax expense	1,213,218	18,449	1,122
Net income	$24,194,750	$19,356,076	$2,117,495
Weighted average common shares outstanding, basic and diluted
Class A – Common stock	64,226,579	75,020,986	34,257,480
Class B – Common stock	18,750,000	18,750,000	18,750,000
Basic and diluted net income per common share
Class A – Common stock	$0.29	$0.21	$0.04
Class B – Common stock	$0.29	$0.21	$0.04

The accompanying notes are an integral part of the financial statements.

CONX Corp.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	FOR THE YEAR ENDED DECEMBER 31, 2022
	Common Stock				Additional
	Class A		Class B		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance January 1, 2022	30,000	$3	18,750,000	$1,875	$—	$(51,793,069)	$(51,791,191)
Accretion Adjustment	—	—	—	—	—	(4,157,522)	(4,157,522)

Net income	—	—	—	—	—	24,194,750	24,194,750
Balance—December 31, 2022	30,000	$3	18,750,000	$1,875	$—	$(31,755,841)	$(31,753,963)

	FOR THE YEAR ENDED DECEMBER 31, 2021
	Common Stock				Additional
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance-January 1, 2021	10,000	$1	18,750,000	$1,875	$—	$(71,149,143)	$(71,147,267)
Issuance of Director Shares at $0.001 per share	20,000	2	—	—	—	(2)	—
Net income	—	—	—	—	—	19,356,076	19,356,076
Balance-December 31, 2021	30,000	$3	18,750,000	$1,875	$—	$(51,793,069)	$(51,791,191)

	FOR THE PERIOD FROM AUGUST 26, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
	Common Stock				Additional
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—August 26, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Sales of common stock to Founders at $.001 per share	—	—	21,562,500	2,156	22,844	—	25,000
Forfeiture of common stock to Founders	—	—	(2,812,500)	(281)	281	—	—
Issuance of Director Shares at $0.0001 per share	10,000	1	—	—	—	(1)	—
Accretion of Class A Common Stock subject to possible redemption amount	—	—	—	—	(23,125)	(73,266,638)	(73,289,763)
Net income	—	—	—	—	—	2,117,495	2,117,495
Balance—December 31, 2021	10,000	$1	18,750,000	$1,875	$—	$(71,149,143)	$(71,147,267)

The accompanying notes are an integral part of the financial statements.

CONX Corp.

STATEMENTS OF CASH FLOWS

			August 26
	Year	Year	2020
	Ended	Ended	(Inception)-
	December 31,	December 31,	December 31,
	2022	2021	2020
Cash flows from Operating Activities:
Net income	$24,194,750	$19,356,076	$2,117,495
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(4,937,551)	(75,012)	(5,343)
Fair value of Private Placement Warrants in excess of proceeds	—	—	2,875,266
Offering costs allocated to derivative warrant liabilities	—	—	1,879,881
Change in fair value of derivative warrant liabilities	(21,359,166)	(19,855,000)	(7,030,803)
Changes in operating assets and liabilities:
Prepaid expenses	46,895	(47,667)	(22,333)
Other receivable	3,508	—	(3,508)
Accounts payable	19,114	(112,500)	48,000
Accrued expenses	289,289	261,011	25,000
Income tax payable	1,195,769	11,624	1,122
Net cash used in operating activities	(547,392)	(461,468)	(115,223)
Investing Activities
Investment of cash in Trust Account	—	—	(750,000,000)
Cash withdrawn from Trust Account for redemptions and taxes	670,774,520	—	—
Net cash provided by investing activities	670,774,520	—	(750,000,000)
Financing Activities
Proceeds from sale of common stock to founder	—	—	25,000
Proceeds from promissory note – related party	—	—	373,000
Repayment of promissory note – related party	—	—	(373,000)
Proceeds from Private Placement warrants	—	—	17,000,000
Proceeds from sale of Units, net of underwriting discounts paid	—	—	735,000,000
Payment of offering costs	—	—	(697,940)
Redemptions of Class A common stock	(669,914,136)	—	—
Proceeds from extension note payable	333,935	—	—
Net cash used in financing activities	(669,580,201)	—	751,327,060
Net change in cash	646,927	(461,468)	1,211,837
Cash—beginning of the period	$750,369	$1,211,837	—
Cash—end of the period	$1,397,296	$750,369	1,211,837
Supplemental Disclosure of Non-cash Financing and Investing Activities:

Deferred legal fees included in offering costs	—	—	275,000
Deferred underwriting fees included in offering costs	—	—	26,250,000

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

As of December 31, 2022, the Company had not commenced operations. All activity for the period from August 26, 2020 (inception) through December 31, 2022 relates to the Company’s initial public offering and subsequent search for a potential Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. Prior to October 12, 2022, the Company generated non-operating income in the form of interest income on marketable investments and cash held in a Trust Account (as defined below) from the net proceeds derived from the Initial Public Offering (as defined below). The Company recognizes changes in the fair value of warrant liability as other income (expense). Effective October 12, 2022, the Company converted all of its investments in the Trust Account into cash, which will remain in the Trust Account. The Company no longer intends to invest the net proceeds in securities or interest-bearing accounts prior to an initial business combination. Accordingly, the amount of interest income (which the Company is permitted to use to pay the Company’s taxes and up to $100,000 of dissolution expenses) will no longer increase, which will limit the interest income available for payment of taxes and dissolution expenses for distribution to public shareholders in connection with the Company’s liquidation or in connection with the consummation of the Company’s business combination.

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

Upon the closing of the Initial Public Offering and the Private Placement, a total of $750.0 million ($10.00 per Unit), consisting of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement, was placed in a trust account (“Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and is invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business Combination or (ii) the distribution of the Trust Account as described below. Effective October 12, 2022, the Company converted all of its investments in the Trust Account into cash (as discussed above).

The Company filed a Form 8-K on November 1, 2022 notifying stockholders of the approval at the meeting of stockholders held on October 31, 2022 (the “Extension Meeting”) to extend the date by which the Company must consummate a business combination from November 3, 2022 to June 3, 2023 (the “Extension”). Stockholders holding 66,651,616 shares of Class A common stock (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $669.9 million (approximately $10.05 per share) was removed from the Trust Account to pay such redeeming holders (the “Extension Redemptions”). The Extension will provide the Company with additional time to complete a business combination.

In connection with the Extension, the Sponsor agreed to advance to the Company (i) $0.02 for each public share that was not redeemed in connection with the Extension Meeting plus (ii) $0.02 for each public share that is not redeemed for each subsequent calendar month commencing on December 3, 2022, and on the 3rd day of each subsequent month, or portion thereof, that the Company requires to complete a business combination from November 3, 2022 until June 30, 2023 (such advances, the “Extension Loans”). As part of the Extension Meeting and the approval of the Extension Amendment, 66,651,616 shares of Class A common stock were redeemed in the Extension Redemptions and 8,348,384 shares of Class A Common Stock were not redeemed. As a result, the aggregate monthly Extension Loans payable by the Sponsor to us are $166,968. The Sponsor had advanced a total of $333,935 to the Trust Account as of December 31, 2022. The Extension Loans do not bear interest to the Sponsor or its designee and are repayable by us to the Sponsor or its designee upon the earlier of: (i) the consummation of an initial business combination or (ii) the Company’s liquidation. The Sponsor has waived any and all rights to the monies held in the Trust Account with respect to those Extension Loans. The Sponsor or its designee has the sole discretion whether to continue advancing Extension Loans for additional calendar months until June 3, 2023 and if the Sponsor determines not to continue advancing Extension Loans for additional calendar months, its obligation to make additional Extension Loans will terminate. At the option of the Sponsor, up to $1,500,000 of the Extension Loans may be converted into warrants identical to the Private Placement Warrants, at $1.50 per warrant.

On October 31, 2022, the Company issued a promissory note in the principal amount of up to $1,168,774 to the Sponsor (the “Extension Note”), evidencing the Company’s indebtedness with respect to the Extension Loans. As of December 31, 2022, the current balance of the Extension Note was $333,935.

The Company has begun preliminary discussions with DISH regarding a potential business combination involving DISH’s retail wireless business (which we refer to as the “Transaction”). The Company intends to announce additional details regarding the potential business combination if and when a definitive agreement is executed. No assurances can be made that the parties will successfully negotiate and enter into a definitive agreement, or that the Transaction will be consummated or the timeframe for such consummation. Any business combination, including the Transaction, would be subject to, among other things, negotiation between the parties, significant due diligence, appropriate board and shareholder approvals, regulatory approvals and other conditions. We have agreed to obtain an opinion from an independent investment banking firm or a valuation or appraisal firm regarding the fairness to the Company from a financial point of view of a business combination with any entity that is affiliated with our Sponsor or any of the Company’s officers or directors, including the Transaction. In addition, we intend to appoint a special committee of independent and disinterested directors to evaluate and if appropriate negotiate and approve the terms of any Transaction.

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

The Company will provide holders of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares (as defined below) upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account. The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). In accordance with Accounting Standards Codification (“ASC”) 480-10-S99, “Distinguishing Liabilities From Equity”, redemption provisions not solely within the control of the Company require common stock subject to possible redemption to be classified outside of permanent equity. The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. In connection with a Business Combination, the Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Articles of

Incorporation (the “Articles of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4), the independent directors have agreed to vote the shares granted to them as compensation (the “Independent Director Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders and independent directors have agreed to waive their redemption rights with respect to their Founder Shares, the Independent Director Shares and Public Shares in connection with the completion of a Business Combination.

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

The Sponsor, Messrs. Charles W. Ergen and Jason Kiser (the “initial stockholders”) have agreed not to propose an amendment to the Articles of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination by June 3, 2023, as extended ( the “Combination Period”) or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less amounts released to pay taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to its obligations under Nevada law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the avoidance of, the excise tax. The IR Act applies to repurchases that occur after December 31, 2022, and it is possible that this tax will apply to future redemptions or liquidation.

Note 2—Summary of Significant Accounting Policies

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of each of the periods in the three-year periods ended December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the Balance Sheets, except for the public and private placement warrants.

See Note 8 for additional information on assets and liabilities measured at fair value.

Derivative Financial Instruments

The Company evaluated the Public and Private Warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The Company’s derivative instruments are recorded at fair value as of the Initial Public Offering (November 3, 2020) and re-valued at each reporting date, with changes in the fair value reported in the Statements of Operations. Derivative assets and liabilities are classified on the Balance Sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the Balance Sheet date. The Company has determined the Warrants are a derivative instrument. As the Warrants meet the definition of a derivative the Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurements and Disclosures,” with changes in fair value recognized in the Statement of Operations in the period of change.

Investments and Cash Held in Trust Account

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

Effective October 12, 2022, the Company converted all of its investments in the Trust Account into cash, which will remain in the Trust Account. The Company no longer intends to invest the net proceeds in securities or interest-bearing accounts prior to an initial business combination.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The determination of the fair value of the warrant liabilities is a significant accounting estimate included in these financial statements. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of December 31, 2022 and December 31, 2021.

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

Effective October 31, 2022, the redemption amount has been increased (i) $0.02 for each public share that was not redeemed as of October 31, 2022, plus (ii) $0.02 for each public share that is not redeemed for each subsequent calendar month commencing on December 3, 2022, and on the 3rd day of each subsequent month, or portion thereof, that we require to complete a Business Combination from November 3, 2022 until June 3, 2023. Each additional contribution will be deposited in the Trust Account on or before the 3rd day of such calendar month. The Sponsor has agreed to advance such amounts through the Extension Note (Note 4).

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

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Income and losses are shared pro-rata between the two classes of shares. Accretion associated with the Class A common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value. When calculating its diluted net income (loss) per share, the Company has not considered the effect of the Warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the Warrants is contingent upon the occurrence of future events. The calculation excludes 18,750,000 Public Warrants, 11,333,333 Private Placement Warrants, and any Private Placement Warrants that would be issued as a result of the conversion of advances from the Extension Note (Note 4) into warrants.

	For the Periods Ended December 31,
	2022		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$18,727,526	$5,467,224	$15,485,656	$3,870,419	1,368,487	749,008
Denominator:
Basic and diluted weighted average shares outstanding	64,226,579	18,750,000	75,020,986	18,750,000	34,257,480	18,750,000
Basic and diluted net income per share	$0.29	$0.29	$0.21	$0.21	0.04	$0.04

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed de minimis as of December 31, 2022 and December 31, 2021.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The following is a summary of the Company’s net deferred tax asset (liability):

	December 31,	December 31,
Deferred tax asset (liability)	2022	2021
Startup and organizational costs	$234,069	$87,767
Accrued expenses	140,810	70,343
Total deferred tax asset (liability)	$374,879	$158,110
Valuation allowance	(374,879)	(158,110)
Deferred tax asset (liability), net of allowance	$—	$—

The income tax provision consists of the following:

	December 31,	December 31,	December 31,
	2022	2021	2020
Federal
Current expense	$995,966	$15,035	$1,122
Deferred benefit (expense)	220,738	100,903	34,100

State and Local
Current	217,252	3,413	—
Deferred	55,054	23,108	—
Change in valuation allowance	(275,792)	(124,010)	(34,100)
Income tax provision	$1,213,218	$18,449	$1,122

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows for each of the periods in the three-year period ended December 31, 2022:

Statutory federal income tax rate (benefit)	21.0%	21.0%	21.0%
Change in fair value of derivative warrant liabilities	(17.7)%	(21.5)%	(20.7)%
Change in valuation allowance	0.7%	0.6%	0.3%
Income tax expense	4.0%	0.1%	0.0%

Recent Accounting Pronouncements

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Extension Note

On October 31, 2022 the Sponsor agreed to loan the Company an aggregate of up to $1,168,774 for making payments into the Trust Account to extend the period for which the Company has to complete and Initial Business Combination. This loan is non-interest bearing, unsecured and due at the earlier of the date of the Initial Business Combination or the liquidation of the Company. Sponsor may elect to convert up to $1,500,000 of the unpaid principal balance of this Note into that number of warrants, each whole warrant exercisable for one share of Class A common stock, $0.0001 par value per share, of the Company (the “Conversion Warrants”), equal to the principal amount of the note payable so converted divided by $1.50. The Conversion Warrants shall be identical to the Private Placement warrants issued by the Company in a private placement that took place immediately prior to the closing of the Initial Public Offering.

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

Deferred Legal Fees

The Company obtained legal advisory services in connection with the Initial Public Offering and agreed to pay approximately $275,000 of such fees upon the consummation of the initial Business Combination, which was recorded as deferred legal fees in the Balance Sheets as of December 31,2022 and December 31, 2021.

Note 6—Stockholders’ Equity (Deficit)

Class A Common Stock—The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2022, there were 8,378,384 shares of Class A common stock issued and outstanding (of which 30,000 shares were Independent Director Shares). As of December 31, 2021, there were 75,030,000 shares of Class A common stock issued and outstanding (of which 30,000 shares were Independent Director Shares).

On October 23, 2020, the Company granted 10,000 Independent Director Shares to Gerald Gorman, and on January 27, 2021, the Company granted 10,000 Independent Director Shares to Adrian Steckel. On October 29, 2021, Mr. David K. Moskowitz was appointed as a new director to the board of directors of the Company and was granted 10,000 Independent Director Shares. The Independent Director Shares will vest on the date of the consummation of a Business Combination, subject to continued service on the Company’s board of directors until that date. The Company’s independent directors have entered or, in the case of independent directors subsequently appointed, will enter into a letter agreement with the Company pursuant to which they will be subject to the same transfer restrictions and waivers as the Company’s initial stockholders, Sponsor, officers and directors with respect to their Founder Shares, as discussed in Note 1 and Note 4. The sale of the Independent Director Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Independent Director Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Independent Director Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Independent Director Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Independent Director Shares.

Class B Common Stock—The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2022 and December 31, 2021, 18,750,000 shares of Class B common stock were outstanding. The Sponsor owns approximately 20% of the Company’s issued and outstanding common stock.

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

Preferred Stock—The Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Note 7—Warrants

As of December 31, 2022 and December 31, 2021, the Company had 18,750,000 Public Warrants and 11,333,333 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless” basis, and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The following table presents information about the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. Significant deviations from these estimates and inputs could result in a material change in fair value.

Description	Level	December 31, 2022
Liabilities:
Private Placement Warrants	2	$1,700,000
Public Warrants	1	$2,812,500

Description	Level	December 31, 2021
Assets:
Investments held in trust account	1	$750,080,355
Liabilities:
Private Placement Warrants	2	$9,746,666
Public Warrants	1	$16,125,000

Warrant Liabilities

As of December 31, 2022 and December 31, 2021, the Company’s derivative warrant liability was valued at $4,512,500 and $25,871,666, respectively. The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within derivative warrant liabilities on the Balance Sheets. The derivative warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative warrant liabilities in the Statement of Operations.

Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker CONXW. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

The following table presents the changes in the fair value of derivative warrant liabilities during the years ended December 31, 2022 and December 31, 2021:

			Aggregate
	Private	Public	Warrant
	Warrants	Warrants	Liability
Fair value as of December 31, 2021	$9,746,666	$16,125,000	$25,871,666
Change in fair value	(8,046,666)	(13,312,500)	(21,359,166)
Fair value as of December 31, 2022	$1,700,000	$2,812,500	$4,512,500

Note 9—Subsequent Events

The Company evaluated events that have occurred after the Balance Sheet date through March 1, 2023, which is the date on which the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than as described below.

As of March 1, 2023, the Company had received advances on the Extension Note of $667,871, of which $333,935 were received since January 1, 2023.

On March 1, 2023, the Sponsor agreed to loan the Company an aggregate of up to $250,000 for working capital purposes. This loan is non-interest bearing, unsecured and due at the earlier of the completion of the Business Combination or the Company’s liquidation. The Company issued a promissory note to the Sponsor to evidence the loan. As of March 1, 2023, the Company had not borrowed under the note.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONX CORP.
(Registrant)

Date: March 1, 2023	By:	/s/ Kyle Jason Kiser
Kyle Jason Kiser
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Charles W. Ergen	Chairman, Director	March 1, 2023
Charles W. Ergen

/s/ Kyle Jason Kiser	Chief Executive Officer and Director	March 1, 2023
Kyle Jason Kiser	(Principal Executive Officer, Principal Financial and Accounting Officer, Director)

/s/ Gerald Gorman	Director	March 1, 2023
Gerald Gorman

/s/ David K. Moskowitz	Director	March 1, 2023
David K. Moskowitz

/s/ Adrian Steckel	Director	March 1, 2023
Adrian Steckel