Form 10-Q
period 2023-03-31
CONX Corp.
filed 2023-05-09
CIK 1823000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 9, 2023, 8,378,384 shares of Class A common stock, par value $0.0001 per share, and 18,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

CONX CORP.

FORM 10-Q

For the period ended March 31, 2023

CONX CORP.

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31,
	(unaudited)	2022
Assets:
Current assets:
Cash	$1,132,718	$1,397,296
Prepaid expenses	81,355	23,105
Total current assets	1,214,073	1,420,401
Cash held in trust account	84,744,289	84,243,386
Total assets	$85,958,362	$85,663,787
Liabilities, Class A Common Stock Subject to Redemption, and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$—	$19,114
Extension note	417,419	333,935
Accrued expenses	666,000	575,300
Income taxes payable	1,208,515	1,208,515
Total current liabilities	2,291,934	2,136,864
Deferred legal fees	275,000	275,000
Deferred underwriting fee payable	26,250,000	26,250,000
Derivative warrant liabilities	5,436,058	4,512,500
Total liabilities	34,252,992	33,174,364
Commitments and Contingencies
Class A common stock subject to possible redemption, 8,348,384 shares at redemption value of $10.15 per share at March 31, 2023 and redemption value of $10.05 per share at December 31, 2022	84,744,289	84,243,386
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized; 30,000 shares issued and outstanding	3	3
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 18,750,000 shares issued and outstanding	1,875	1,875
Accumulated deficit	(33,040,797)	(31,755,841)
Total Stockholders’ Deficit	(33,038,919)	(31,753,963)
Total Liabilities, Class A Common Stock Subject to Redemption, and Stockholders’ Deficit	$85,958,362	$85,663,787

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONX Corp.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months
	Ended March 31,	Ended March 31,
	2023	2022
General and administrative expenses	$277,914	$211,260
Loss from operations	(277,914)	(211,260)
Other income (expense)
Change in fair value of extension note	417,419	—
Change in fair value of derivative warrant liabilities	(923,558)	12,935,833
Interest income earned on cash or investments held in Trust Account	—	18,497
Total other (expense) income	(506,139)	12,954,330
(Loss) Income before income tax expense	(784,053)	12,743,070
Income tax expense	—	15,098
Net (loss) income	$(784,053)	$12,727,972
Weighted average common shares outstanding, basic and diluted
Class A - Common stock	8,348,384	75,030,000
Class B - Common stock	18,750,000	18,750,000
Basic and diluted net income (loss) per common share
Class A - Common stock	$(0.03)	$0.14
Class B - Common stock	$(0.03)	$0.14

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONX Corp.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	FOR THE THREE MONTHS ENDED MARCH 31, 2023
	Common Stock				Additional
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—January 1, 2023	30,000	$3	18,750,000	$1,875	$—	$(31,755,841)	$(31,753,963)
Accretion Adjustment	—	—	—	—	—	(500,903)	(500,903)
Net loss	—	—	—	—	—	(784,053)	(784,053)
Balance—March 31, 2023 (unaudited)	30,000	$3	18,750,000	$1,875	$—	$(33,040,797)	$(33,038,919)

	FOR THE THREE MONTHS ENDED MARCH 31, 2022
	Common Stock				Additional
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—January 1, 2022	30,000	$3	18,750,000	$1,875	$—	$(51,793,069)	$(51,791,191)
Net income	—	—	—	—	—	12,727,972	12,727,972
Balance—March 31, 2022 (unaudited)	30,000	$3	18,750,000	$1,875	$—	$(39,065,097)	$(39,063,219)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONX Corp.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the	For the
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2023	2022
Cash flows from Operating Activities:
Net income (loss)	$(784,053)	$12,727,972
Adjustments to reconcile net income(loss) to net cash used in operating activities:
Interest income earned on cash or investments held in Trust Account	—	(18,497)
Change in fair value of note convertible	(417,419)
Change in fair value of derivative warrant liabilities	923,558	(12,935,833)
Changes in operating assets and liabilities:
Prepaid expenses	(58,250)	(43,250)
Accounts payable	(19,114)	5,800
Accrued expenses	90,700	57,902
Income taxes payable	—	4,542
Net cash used in operating activities	$(264,578)	(201,364)
Investing Activities
Cash deposits into Trust Account	(500,903)	—
Net cash used in investing activities	(500,903)	—
Financing Activities
Proceeds from Extension note	500,903	—
Net provided by financing activities	500,903	—
Net change in cash	(264,578)	(201,364)
Cash—beginning of the period	$1,397,296	$750,369
Cash—end of the period	$1,132,718	$549,005

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

As of March 31, 2023, the Company had not commenced operations. All activity for the period from August 26, 2020 (inception) through March 31, 2023 relates to the Company’s initial public offering and subsequent search for a potential Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. Prior to October 12, 2022, the Company generated non-operating income in the form of interest income on marketable investments and cash held in a Trust Account (as defined below) from the net proceeds derived from the Initial Public Offering (as defined below). The Company recognizes changes in the fair value of warrant liability as other income (expense). Effective October 12, 2022, the Company converted all of its investments in the Trust Account into cash, which will remain in the Trust Account. The Company no longer intends to invest the net proceeds in securities or interest-bearing accounts prior to an initial business combination. Accordingly, the amount of interest income (which the Company is permitted to use to pay the Company’s taxes and up to $100,000 of dissolution expenses) will no longer increase, which will limit the interest income available for payment of taxes and dissolution expenses for distribution to public shareholders in connection with the Company’s liquidation or in connection with the consummation of the Company’s business combination.

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

Upon the closing of the Initial Public Offering and the Private Placement, a total of $750.0 million ($10.00 per Unit), consisting of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement, was placed in a trust account (“Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and is invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business Combination or (ii) the distribution of the Trust Account as described below. Effective October 12, 2022, the Company converted all of its investments in the Trust Account into cash (as discussed above).

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

In connection with the Extension, the Sponsor agreed to advance to the Company (i) $0.02 for each public share that was not redeemed in connection with the Extension Meeting plus (ii) $0.02 for each public share that is not redeemed for each subsequent calendar month commencing on December 3, 2022, and on the 3rd day of each subsequent month, or portion thereof, that the Company requires to complete a business combination from November 3, 2022 until June 3, 2023 (such advances, the “Extension

Loans”). As part of the Extension Meeting and the approval of the Extension Amendment, 66,651,616 shares of Class A common stock were redeemed in the Extension Redemptions and 8,348,384 shares of Class A Common Stock were not redeemed. As a result, the aggregate monthly Extension Loans payable by the Sponsor to us are $166,968. The Sponsor had advanced a total of $834,838 to the Trust Account as of March 31, 2023. The Extension Loans do not bear interest to the Sponsor or its designee and are repayable by us to the Sponsor or its designee upon the earlier of: (i) the consummation of an initial business combination or (ii) the Company’s liquidation. The Sponsor has waived any and all rights to the monies held in the Trust Account with respect to those Extension Loans. The Sponsor or its designee has the sole discretion whether to continue advancing Extension Loans for additional calendar months until June 3, 2023 and if the Sponsor determines not to continue advancing Extension Loans for additional calendar months, its obligation to make additional Extension Loans will terminate. At the option of the Sponsor, up to $1,500,000 of the Extension Loans may be converted into warrants identical to the Private Placement Warrants, at $1.50 per warrant.

On October 31, 2022, the Company issued a promissory note in the principal amount of up to $1,168,774 to the Sponsor (the “Extension Note”), evidencing the Company’s indebtedness with respect to the Extension Loans. As of March 31, 2023, the current balance of the Extension Note was $834,838.

The Company remains in discussions with DISH Network Corp. (“DISH”) regarding a potential transaction (which we refer to as the “Transaction”). The Company expects to announce additional details regarding the potential business combination if and when a definitive agreement is executed. No assurances can be made that the parties will successfully negotiate and enter into a definitive agreement, or that the Transaction will be consummated or the timeframe for such consummation. Any business combination, including the Transaction, would be subject to, among other things, negotiation between the parties, significant due diligence, appropriate board and shareholder approvals, regulatory approvals and other conditions. We have agreed to obtain an opinion from an independent investment banking firm or a valuation or appraisal firm regarding the fairness to the Company from a financial point of view of a business combination with any entity that is affiliated with our Sponsor or any of the Company’s officers or directors, including the Transaction. In addition, we intend to appoint a special committee of independent and disinterested directors to evaluate and if appropriate negotiate and approve the terms of any Transaction.

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

If the Company is unable to complete a Business Combination by June 3, 2023, as extended (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less amounts released to pay taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to its obligations under Nevada law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s annual report on Form 10-K, as filed with the SEC on March 1, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the period ended December 31, 2023 or for any future periods.

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

The Company will be required to liquidate and dissolve if the Business Combination is not completed by the end of the Combination Period. Management intends to seek additional financing to the extent current funds are insufficient to meet the Company’s working capital needs until completion of a Business Combination or mandatory liquidation. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these unaudited condensed financial statements if a Business Combination is not consummated. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 2—Summary of Significant Accounting Policies

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the Balance Sheets, except for the public and private warrants.

See Note 8 for additional information on assets and liabilities measured at fair value on a recurring basis.

Derivative Financial Instruments

The Company evaluated the Public and Private Warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The Company’s derivative instruments are recorded at fair value as of the Initial Public Offering (November 3, 2020) and re-valued at each reporting date, with changes in the fair value reported in the Unaudited Condensed Statements of Operations. Derivative assets and liabilities are classified on the Balance Sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the Balance Sheet date. The Company has determined the Warrants are a derivative instrument. As the Warrants meet the definition of a derivative the Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurements and Disclosures,” with changes in fair value recognized in the Unaudited Condensed Statement of Operations in the period of change.

Investments and Cash Held in Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, the Company was required to place net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement in a Trust Account, which had been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by management of the Company. Investments held in the Trust Account were classified as trading securities and presented on the Balance Sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account were included in gain on marketable investments, dividends and interest held in the Trust Account in the accompanying Unaudited Condensed Statement of Operations.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of six months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.

Offering Costs Associated with The Initial Public Offering

Offering costs consist of legal, accounting, underwriting commissions and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses or income in the Unaudited Condensed Statements of Operations. Offering costs associated with the Class A common stock were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the Class A common stock subject to possible redemption excluded from earnings per share as the redemption value approximates fair value. When calculating its diluted net income (loss) per share, the Company has not considered the effect of the Warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the Warrants is contingent upon the occurrence of future events. The calculation excludes 18,750,000 Public Warrants, 11,333,333 Private Placement Warrants for the three month periods ended March 31, 2023 and March 31, 2022 and any Private Placement Warrants that would be issued as a result of the conversion of advances from the Extension Note (Note 4) into warrants.

	Three Months Ended		Three Months Ended
	March 31, 2023		March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$(241,548)	$(542,505)	$10,183,192	$2,544,780
Denominator:
Basic and diluted weighted average shares outstanding	8,348,384	18,750,000	75,030,000	18,750,000
Basic and diluted net income (loss) per share	$(0.03)	$(0.03)	$0.14	$0.14

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

On March 1, 2023, our Sponsor agreed to loan the Company an aggregate of up to $250,000 for working capital purposes. This loan is non-interest bearing, unsecured and due at the earlier of the completion of our initial business combination or the Company’s liquidation. The Company issued a promissory note to the Sponsor to evidence the loan. As of March 31, 2023, the Company had no borrowings under this note.

Extension Note

On October 31, 2022 the Sponsor agreed to loan the Company an aggregate of up to $1,168,774 for making payments into the Trust Account to extend the period for which the Company has to complete and Initial Business Combination. This loan is non-interest bearing, unsecured and due at the earlier of the date of the Initial Business Combination or the liquidation of the Company. Sponsor may elect to convert up to $1,500,000 of the unpaid principal balance of this Note into that number of warrants, each whole warrant exercisable for one share of Class A common stock, $0.0001 par value per share, of the Company (the “Conversion Warrants”), equal to the principal amount of the note payable so converted divided by $1.50. The Conversion Warrants shall be identical to the Private Placement warrants issued by the Company in a private placement that took place immediately prior to the closing of the Initial Public Offering. The Company has elected the fair value option for the Extension Note. Amounts outstanding under this note as of March 31, 2023 and December 31, 2022 were $834,838 and $333,935, respectively.

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

Deferred Legal Fees

The Company obtained legal advisory services in connection with the Initial Public Offering and agreed to pay approximately $275,000 of such fees upon the consummation of the initial Business Combination, which was recorded as deferred legal fees in the Balance Sheets as of March 31, 2023 and December 31, 2022.

Note 6—Stockholders’ Deficit

Class A Common Stock—The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 8,378,384 shares of Class A common stock issued and outstanding (of which 30,000 shares were Independent Director Shares and not subject to redemption).

On October 23, 2020, the Company granted 10,000 Independent Director Shares to Gerald Gorman, and on January 27, 2021, the Company granted 10,000 Independent Director Shares to Adrian Steckel. On October 29, 2021, Mr. David K. Moskowitz was appointed as a new director to the board of directors of the Company and was granted 10,000 Independent Director Shares. The Independent Director Shares will vest on the date of the consummation of a Business Combination, subject to continued service on the Company’s board of directors until that date. The Company’s independent directors have entered or, in the case of independent directors subsequently appointed, will enter into a letter agreement with the Company pursuant to which they will be subject to the same transfer restrictions and waivers as the Company’s initial stockholders, Sponsor, officers and directors with respect to their Founder Shares, as discussed in Note 1 and Note 4. The sale of the Independent Director Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Independent Director Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Independent Director Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Independent Director Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Independent Director Shares.

Class B Common Stock—The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, 18,750,000 shares of Class B common stock were outstanding. The Sponsor owns approximately 20% of the Company’s issued and outstanding common stock.

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

Preferred Stock—The Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Note 7—Warrants

As of March 31, 2023 and December 31, 2022, the Company had 18,750,000 Public Warrants and 11,333,333 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless” basis, and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The following table presents information about the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. Significant deviations from these estimates and inputs could result in a material change in fair value.

		March 31,
Description	Level	2023
Liabilities:
Private Placement Warrants	2	$2,047,933
Public Warrants	1	$3,388,125
Extension Note	3	$417,419

		December 31,
Description	Level	2022
Liabilities:
Private Placement Warrants	2	$1,700,000
Public Warrants	1	$2,812,500

Warrant Liabilities

As of March 31, 2023 and December 31, 2022, the Company’s derivative warrant liabilities were valued at $5,436,058 and $4,512,500, respectively. The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within derivative warrant liabilities on the Balance Sheets. The derivative warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative warrant liabilities in the Unaudited Condensed Statements of Operations.

Extension Note

As of March 31, 2023, the Company’s Extension Note was valued at $417,419. At any time prior to payment in full of the principal balance of the Extension Note, the Sponsor may elect to convert up to $1,500,000 of the unpaid principal balance of this Note into that number of warrants, each whole warrant exercisable for one share of Class A common stock, $0.0001 par value per share, of the Company, equal to the principal amount of the Extension Note so converted divided by $1.50 (rounded down to the nearest whole share). The “fair value option” permits entities to choose, at specified election dates, to measure eligible financial assets and financial liabilities at fair value. The decision to elect the fair value option is: (a) applied on an instrument-by-instrument basis, (b) irrevocable, unless a new election date occurs; and (c) applied to an entire instrument. The Extension Note is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative warrant liabilities in the Unaudited Condensed Statements of Operations. The change in fair value of the Extension Note for the quarter ended March 31, 2023 was immaterial.

Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of March 31, 2023 and December 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker CONXW. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2 as of March 31, 2023 and December 31, 2022.

The Extension Note is measured at fair value at inception and on a recurring basis. The subsequent measurement at March 31, 2023 is classified as a Level 3 due to the lack of observable inputs. The Extension Note was valued using a probability-based outcomes approach. The primary unobservable input utilized in determining fair value is the probability of a successful business combination before the mandatory liquidation date of June 3, 2023, which was estimated to be 50%. No other inputs to the model were considered significant.

The following table presents the changes in fair values during the three months ended March 31, 2023 and March 31, 2022:

			Aggregate	Extension
	Private	Public	Warrant	Note
	Warrants	Warrants	Liability	Payable
Fair value as of December 31, 2022	$1,700,000	$2,812,500	$4,512,500	$333,935
Advances on Extension Note				500,903
Change in fair value(1)(2)	347,933	575,625	923,558	(417,419)
Fair value as of March 31, 2023	$2,047,933	$3,388,125	$5,436,058	$417,419
(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of derivative warrant liabilities in the Unaudited Condensed Statements of Operations.
(2)	During the three months ended March 31, 2023 and December 31, 2022, there were no transfers into or out of the Level 1, Level 2, or Level 3 classifications.

			Aggregate
	Private	Public	Warrant
	Warrants	Warrants	Liability
Fair value as of December 31, 2021	$9,746,666	$16,125,000	$25,871,666
Change in fair value(1)(2)	(4,873,333)	(8,062,500)	(12,935,833)
Fair value as of March 31, 2022	$4,873,333	$8,062,500	$12,935,833
(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of derivative warrant liabilities in the Unaudited Condensed Statements of Operations.
(2)	During the three months ended March 31, 2022, there were no transfers into or out of the Level 1, Level 2, or Level 3 classifications.

Note 9—Subsequent Events

The Company evaluated events that have occurred after the Balance Sheet date through the date on which the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, except as described below.

On April 3, 2023, the Company borrowed $125,000 under the working capital note.

On April 17, 2023, the Company paid federal income taxes in an amount equal to $976,183 and state income taxes in an amount equal to $213,852.

As of May 9, 2023, the balance on the Extension Note was $1,168,234.

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

Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023 and Part II, Item 1.A of this Quarterly Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $750.0 million was placed in the Trust Account and we had $1.1 million of cash held outside of the Trust Account as of March 31, 2023 and available for working capital purposes and to pay our taxes. We incurred $42.3 million in transaction costs, including $15 million of underwriting fees, $26.3 million of deferred underwriting fees and $1 million of other costs.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

The Company filed a Form 8-K on November 1, 2022 notifying stockholders of the approval at the meeting of stockholders held on October 31, 2022 (the “Special Meeting”) to extend the date by which the Company must consummate a business combination from November 3, 2022 to June 3, 2023 (the “Extension”). Stockholders holding 66,651,616 shares of Class A common stock (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $669.9 million (approximately $10.05 per share) was removed from the Trust Account to pay such redeeming holders. The Extension will provide the Company with additional time to complete a business combination. The Company remains in discussions with DISH regarding a potential transaction (which we refer to as the “Transaction”). The Company expects to announce additional details regarding the potential business combination if and when a definitive agreement is executed.

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

In connection with the Extension, the Sponsor agreed to advance to us (i) $0.02 for each public share that was not redeemed in connection with the Extension Meeting plus (ii) $0.02 for each public share that is not redeemed for each subsequent calendar month commencing on December 3, 2022, and on the 3rd day of each subsequent month, or portion thereof, that we require to complete a business combination from November 3, 2022 until June 3, 2023 (such advances, the “Extension Loans”). As part of the Extension Meeting and the approval of the Extension Amendment, 66,651,616 shares of Class A common stock were redeemed in the Extension Redemptions and 8,348,384 shares of Class A Common Stock were not redeemed. As a result, the aggregate monthly Extension Loans payable by the Sponsor to us are $166,968. The Sponsor had advanced a total of $834,838 to the Trust Account as of March 31, 2023. The Extension Loans do not bear interest to our Sponsor or its designee and are repayable by us to our Sponsor or its designee upon the earlier of: (i) the consummation of an initial business combination or (ii) our liquidation. The Sponsor has waived any and all rights to the monies held in the trust account with respect to those Extension Loans. Our Sponsor or its designee has the sole discretion whether to continue advancing Extension Loans for additional calendar months until June 3, 2023 and if our Sponsor determines not to continue advancing Extension Loans for additional calendar months, its obligation to make additional Extension Loans will terminate. At the option of the Sponsor, up to $1,500,000 of the Extension Loans may be converted into warrants identical to the Private Placement Warrants, at $1.50 per warrant.

On October 31, 2022, we issued a promissory note in the principal amount of up to $1,168,774 to our Sponsor (the “Extension Note”), evidencing our indebtedness with respect to the Extension Loans. As of March 31, 2023, the current balance of the Extension Note was $834,838.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three months ended March 31, 2023 were associated with the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative warrant liabilities at each reporting period.

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

For the three months ended March 31, 2023, we had a net loss of $784,053 which was primarily related to a change in fair value of derivative warrant liabilities of $923,558, change in fair value of the Extension Note convertible of $417,419 and general and administrative expenses of $277,914.

For the three months ended March 31, 2022, we had net income of $12,727,972 which was primarily related to a change in fair value of derivative warrant liabilities of $12,935,833 and included interest income of $18,497, partially offset by income tax expense of $15,098 and general and administrative expenses of $211,260.

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

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $750.0 million was placed in the Trust Account and we had $1.1 million of cash held outside of the Trust Account as of March 31, 2023, and available for working capital purposes and to pay our taxes. We incurred $42.3 million in transaction costs, including $15 million of underwriting fees, $26.3 million of deferred underwriting fees and $1 million of other costs.

For the three months ended March 31, 2023, net cash used in operating activities was $(264,578). For the three months ended March 31, 2022, net cash used in operating activities was $(201,364).

For the three months ended March 31, 2023, net cash provided by investing activities was $500,903, offset by cash used in financing activities of $500,903.

As of March 31, 2023 we had operating cash of $1,132,718 and investments held in the Trust Account of $84,744,289. As of March 31, 2022 we had operating cash of $549,005 and investments held in the Trust Account of $750,098,852. We intend to utilize substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

On March 31, 2023, our Sponsor agreed to loan the Company an aggregate of up to $250,000 for working capital purposes. This loan is non-interest bearing, unsecured and due at the earlier of the completion of our initial business combination or the Company’s liquidation. The Company issued a promissory note to the Sponsor to evidence the loan. As of March 31, 2023, the Company had no borrowings under this note.

We may need to raise additional funds in order to meet the expenditures required for operating our business. If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating and consummating our initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. Lastly, the Company will be required to liquidate and dissolve if the Business Combination is not completed by June 3, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date as it may be extended in accordance with the Company’s Articles.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2023, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. Effective October 12, 2022, the Company converted all of its investments in the Trust Account into cash, which will remain in the Trust Account.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, are recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, due to the material weakness we previously identified in our internal control over financial reporting described below, our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim unaudited condensed financial statements will not be prevented, or detected and corrected on a timely basis.

As previously reported, we changed the classification of our warrants from equity to liability treatment, measured at fair value with changes in fair value each period reported in earnings. Additionally, in connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, management re-evaluated our application of ASC 480-10-S99 with respect to the accounting classification of our redeemable shares of Class A common stock (the “Public Shares”). Upon such re-evaluation, management determined that the Public Shares include redemption provisions that require classification of the Public Shares as temporary equity, regardless of the minimum net tangible asset requirement, and as a result, concluded that certain of our previously issued financial statements should be restated to reflect the reclassification, as discussed in Note 2 to our financial statements in our Annual Report on Form 10-K (Amendment No. 2), filed with the SEC on February 4, 2022. Also, in connection with the change in presentation for the Public Shares, we restated our earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares of our common stock.

As a result of the foregoing, our management concluded that there was a material weakness related to our accounting for complex financial instruments in internal control over financial reporting as of March 31, 2023. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our accounting for complex financial instruments, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. We can offer no assurance that our remediation plan will ultimately have the intended effects.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not Applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1	Promissory Note dated as of March 1, 2023, issued by the Company to the order of nXgen Opportunities, LLC, in the amount of $250,000.
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

CONX CORP.
(Registrant)
Date: May 9, 2023	By:	/s/ Kyle Jason Kiser
Kyle Jason Kiser
Chief Executive Officer
Principal Executive, Financial and Accounting Officer