Form 10-Q
period 2023-06-30
CONX Corp.
filed 2023-08-09
CIK 1823000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 9, 2023, 2,728,262 shares of Class A common stock, par value $0.0001 per share, and 18,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

CONX CORP.

FORM 10-Q

For the period ended June 30, 2023

CONX CORP.

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31,
	(unaudited)	2022
Assets:
Current assets:
Cash	$130,639	$1,397,296
Prepaid expenses	44,667	23,105
Cash held in trust account	27,605,868	84,243,386
Total assets	$27,781,174	$85,663,787
Liabilities, Class A Common Stock Subject to Redemption, and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$105,304	$19,114
Working capital loan – related party	250,000	—
Extension notes – related party	1,276,704	333,935
Accrued expenses	815,500	575,300
Income taxes payable	4,542	1,208,515
Deferred legal fees	275,000	275,000
Deferred underwriting fee payable	26,250,000	26,250,000
Derivative warrant liabilities	6,016,666	4,512,500
Total current liabilities	34,993,716	33,174,364
Commitments and Contingencies
Class A common stock subject to possible redemption, 2,698,262 shares at redemption value of $10.23 per share at June 30, 2023 and 8,348,384 shares at redemption value of $10.05 per share at December 31, 2022	27,605,868	84,243,386
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized; 30,000 shares issued and outstanding	3	3
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 18,750,000 shares issued and outstanding	1,875	1,875
Accumulated deficit	(34,820,288)	(31,755,841)
Total Stockholders’ Deficit	(34,818,410)	(31,753,963)
Total Liabilities, Class A Common Stock Subject to Redemption, and Stockholders’ Deficit	$27,781,174	$85,663,787

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONX Corp.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months
	Ended June 30,	Ended June 30,
	2023	2022
General and administrative expenses	$339,598	$103,873
Loss from operations	(339,598)	(103,873)
Other income (expense)
Change in fair value of derivative warrant liabilities	(580,608)	7,972,083
Interest income on cash or investments held in Trust Account	—	515,167
Total other (expense) income	(580,608)	8,487,250
(Loss) income before income tax expense	(920,206)	8,383,377
Income tax expense	—	116,154
Net (loss) income	$(920,206)	$8,267,223
Weighted average common shares outstanding, basic and diluted
Class A - Common stock	6,901,999	75,030,000
Class B - Common stock	18,750,000	18,750,000
Basic and diluted net (loss) income per common share
Class A - Common stock	$(0.04)	$0.09
Class B - Common stock	$(0.04)	$0.09

	For the Six Months	For the Six Months
	Ended June 30,	Ended June 30,
	2023	2022
General and administrative expenses	$617,512	$315,133
Loss from operations	(617,512)	(315,133)
Other income (expense)
Change in fair value of derivative warrant liabilities	(1,504,166)	20,907,916
Interest income on cash or investments held in Trust Account	—	533,664
Total other income (expense)	(1,504,166)	21,441,580
(Loss) income before income tax expense	(2,121,678)	8,383,377
Income tax expense	—	131,252
Net (loss) income	$(2,121,678)	$20,995,195
Weighted average common shares outstanding, basic and diluted
Class A - Common stock	7,640,191	75,030,000
Class B - Common stock	18,750,000	18,750,000
Basic and diluted net (loss) income per common share
Class A - Common stock	$(0.08)	$0.22
Class B - Common stock	$(0.08)	$0.22

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONX Corp.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
	Common Stock				Additional
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—January 1, 2023	30,000	$3	18,750,000	$1,875	$—	$(31,755,841)	$(31,753,963)
Accretion Adjustment	—	—	—	—	—	(500,903)	(500,903)
Net loss (as revised)	—	—	—	—	—	(1,201,472)	(1,201,472)
Balance—March 31, 2023 (unaudited, as revised)	30,000	$3	18,750,000	$1,875	$—	$(33,458,216)	$(33,456,338)
Accretion Adjustment	—	—	—	—	—	(441,866)	(441,866)
Net loss	—	—	—	—	—	(920,206)	(920,206)
Balance—June 30, 2023 (unaudited)	30,000	$3	18,750,000	$1,875	$—	$(34,820,288)	$(34,818,410)

	FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
	Common Stock				Additional
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—January 1, 2022	30,000	$3	18,750,000	$1,875	$—	$(51,793,069)	$(51,791,191)
Net income	—	—	—	—	—	12,727,972	12,727,972
Balance, March 31, 2022 (unaudited)	30,000	3	18,750,000	$1,875	—	$(39,065,097)	$(39,063,219)
Net income	—	—	—	—	—	8,267,223	8,267,223
Balance—June 30, 2022 (unaudited)	30,000	$3	18,750,000	$1,875	$—	$(30,797,874)	$(30,795,996)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONX Corp.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2023	2022
Cash flows from Operating Activities:
Net (loss) income	$(2,121,678)	$20,995,195
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on cash or investments held in Trust Account	—	(533,664)
Change in fair value of derivative warrant liabilities	1,504,166	(20,907,916)
Changes in operating assets and liabilities:
Prepaid expenses	(21,562)	(19,438)
Accounts payable	86,190	3,508
Accrued expenses	240,200	44,990
Income taxes payable	(1,203,973)	113,750
Net cash used in operating activities	(1,516,657)	(303,575)
Investing Activities
Cash distributed from trust account – redemptions	57,580,287	—
Cash contributed to trust account	(942,769)	—
Net cash provided by investing activities	56,637,518	—
Financing Activities
Redemption of Class A common stock	(57,580,287)	—
Proceeds from Extension notes	942,769	—
Proceeds from Working Capital Loan	250,000	—
Net cash used in financing activities	(56,387,518)	—
Net change in cash	(1,266,657)	(303,575)
Cash—beginning of the period	$1,397,296	$750,369
Cash—end of the period	$130,639	$446,794

Supplemental Cash Flow Information

Cash paid for income taxes	$1,190,035	$—

The accompanying notes are an integral part of the unaudited condensed financial statements

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

As of June 30, 2023, the Company had not commenced operations. All activity for the period from August 26, 2020 (inception) through June 30, 2023 relates to the Company’s initial public offering and subsequent search for a potential Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. Prior to October 12, 2022, the Company generated non-operating income in the form of interest income on marketable investments and cash held in a Trust Account (as defined below) from the net proceeds derived from the Initial Public Offering (as defined below). The Company recognizes changes in the fair value of warrant liability as other income (expense). Effective October 12, 2022, the Company converted all of its investments in the Trust Account into cash, which will remain in the Trust Account. The Company no longer intends to invest the net proceeds in securities or interest-bearing accounts prior to an initial business combination. Accordingly, the amount of interest income (which the Company is permitted to use to pay the Company’s taxes and up to $100,000 of dissolution expenses) will no longer increase, which will limit the interest income available for payment of taxes and dissolution expenses for distribution to public shareholders in connection with the Company’s liquidation or in connection with the consummation of the Company’s business combination.

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

The Company filed a Form 8-K on November 1, 2022 notifying stockholders of the approval at the meeting of stockholders held on October 31, 2022 (the “First Extension Meeting”) to extend the date by which the Company was required to consummate a business combination from November 3, 2022 to June 3, 2023 (the “First Extension”). Stockholders holding 66,651,616 shares of Class A common stock (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $669.9 million (approximately $10.05 per share) was removed from the Trust Account to pay such redeeming holders (the “First Extension Redemptions”).

In connection with the First Extension, the Sponsor agreed to advance to the Company (i) $0.02 for each public share that was not redeemed in connection with the First Extension Meeting plus (ii) $0.02 for each public share that is not redeemed for each subsequent calendar month commencing on December 3, 2022, and on the 3rd day of each subsequent month, or portion thereof, that the Company required to complete a business combination from November 3, 2022 until June 3, 2023 (such advances, the "First Extension Loans"). In connection with the First Extension, 66,651,616 shares of Class A common stock were redeemed and 8,348,384 shares of Class A Common Stock were not redeemed. As a result, the aggregate monthly First Extension Loans payable by the Sponsor to us were $166,968. The Sponsor had advanced a total of $1,168,774 to the Trust Account as of June 30, 2023. The First Extension Loans do not bear interest to the Sponsor or its designee and are repayable by us to the Sponsor or its designee upon the earlier of: (i) the consummation of an initial business combination or (ii) the Company's liquidation. The Sponsor has waived any and all rights to the monies held in the Trust Account with respect to the First Extension Loans. At the option of the Sponsor, up to $1,500,000 of the First Extension Loans may be converted into warrants identical to the Private Placement Warrants, at $1.50 per warrant.

On October 31, 2022, the Company issued a promissory note in the principal amount of up to $1,168,774 to the Sponsor (the "First Extension Note"), evidencing the Company's indebtedness with respect to the First Extension Loans. As of June 30, 2023, the balance of the First Extension Note was $1,168,774.

The Company filed a Form 8-K on June 2, 2023, notifying stockholders of the approval at the meeting of stockholders held on June 1, 2023 (the "Second Extension Meeting") to extend the date by which the Company must consummate a business combination from June 3, 2023 to November 3, 2023 (the "Second Extension"). Stockholders holding 5,650,122 shares of Class A common stock (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $57.6 million (approximately $10.19 per share) was removed from the Trust Account to pay such redeeming holders (the "Second Extension Redemptions"). The Second Extension will provide the Company with additional time to complete a business combination.

In connection with the Second Extension, the Sponsor agreed to advance to the Company (i) $0.04 for each public share that was not redeemed in connection with the Second Extension Meeting plus (ii) $0.04 for each public share that is not redeemed for each subsequent calendar month commencing on July 3, 2023, and on the 3rd day of each subsequent month, or portion thereof, that the Company requires to complete a business combination from June 3, 2023 until November 3, 2023 (such advances, the “ Second Extension Loans”).In connection with the approval of the Second Extension Amendment, 5,650,122 shares of Class A common stock were redeemed in the Second Extension Redemptions and 2,698,262 shares of Class A Common Stock were not redeemed. As a result, the aggregate monthly Second Extension Loans payable by the Sponsor to us are approximately $107,930. The Sponsor had made the first such advancement to the Trust Account pursuant to the Second Extension Loans as of June 30, 2023. The Second Extension Loans do not bear interest to the Sponsor or its designee and are repayable by us to the Sponsor or its designee upon the earlier of: (i) the consummation of an initial business combination or (ii) the Company’s liquidation. The Sponsor has waived any and all rights to the monies held in the Trust Account with respect to those Second Extension Loans. The Sponsor or its designee has the sole discretion whether to continue advancing Second Extension Loans for additional calendar months until November 3, 2023 and if the Sponsor determines not to continue advancing Second Extension Loans for additional calendar months, its obligation to make additional Second Extension Loans will terminate. At the option of the Sponsor, up to $300,000 of the Second Extension Loans may be converted into warrants identical to the Private Placement Warrants, at $1.50 per warrant.

On June 2, 2023, the Company issued a promissory note in the principal amount of up to $539,652 to the Sponsor (the “Second Extension Note”), evidencing the Company’s indebtedness with respect to the Second Extension Loans. As of June 30, 2023, the balance under the Second Extension Note was approximately $107,930.

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

If the Company is unable to complete a Business Combination by November 3, 2023, as extended (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less amounts released to pay taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to its obligations under Nevada law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s annual report on Form 10-K, as filed with the SEC on March 1, 2023. The interim results for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the period ended December 31, 2023 or for any future periods.

Prior Period Financial Statement Correction of an Immaterial Error

The Company elected the fair value option for valuing its Extension Notes – related party (“Extension Notes”). In connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, management re-evaluated the Company’s application of Accounting Standards Codification (“ASC”) 825-10 with respects to the applicability of the fair value option for the Extension Notes and determined that the fair value option was not applicable since the Extension Notes were issued at a substantial premium. After further consideration, management re-evaluated the impact of not adopting the fair value option for the Extension Notes on the Company’s previously issued financial statements and, in consultation with the Company’s audit committee, concluded that such reclassification was not material with respect to certain of the Company’s previously issued financial statements. However, the impact of the error would be material to the financial statements as of and for the period ended June 30, 2023, and as such the error will be corrected in the current and future filings.

The following tables summarize the effects of the revision on each financial statement line item as of March 31, 2023:

	As Previously Reported
Balance sheet as of March 31, 2023	in Form 10-Q	Adjustment	As Revised
Extension Note – related party	$417,419	$417,419	$834,838
Total Liabilities	$34,252,992	$417,419	$34,670,411
Total Stockholders’ Deficit	$(33,038,919)	$(417,419)	$(33,456,338)
Change in fair value of Extension Note – related party	$(417,419)	$417,419	$—
Net loss	$(784,053)	$(417,419)	$(1,201,472)
Earnings per Share - Class A	$(0.03)	$(0.01)	$(0.04)
Earnings per Share - Class B	$(0.03)	$(0.01)	$(0.04)

Going Concern

Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2023, the Company had borrowed $250,000 under the Working Capital Loans.

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

Risks and Uncertainties

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom the shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is generally 1% of any positive difference between the fair market value of any shares repurchased by the repurchasing corporation during a taxable year and the fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, a number of exceptions apply to this excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, this excise tax.

On December 27, 2022, the Treasury published Notice 2023-2, which provided clarification on some aspects of the application of the excise tax. The notice generally provides that if a publicly traded U.S. corporation completely liquidates in a liquidation to which Section 331 of the Code applies (so long as Section 332(a) of the Code also does not apply), distributions in such complete liquidation and other distributions by such corporation in the same taxable year in which the final distribution in complete liquidation is made are not subject to the excise tax. Consequently, we would not expect the 1% excise tax to apply if there is a complete liquidation of our company under Section 331 of the Code.

Any excise tax that may be imposed on any redemption or other repurchase effected by us, in connection with a business combination, extension vote or otherwise, would be payable by us and not by the redeeming holder, and it could cause a reduction in the value of our Class A Common Stock or cash available for distribution in a subsequent liquidation. Whether and to what extent we would be subject to the excise tax in connection with a business combination will depend on a number of factors, including (i) the structure of the business combination, (ii) the fair market value of the redemptions and repurchases in connection with the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or any other equity issuances within the same taxable year of the business combination) and (iv) the content of any subsequent regulations, clarifications, and other guidance issued by the Treasury.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2023 and December 31, 2022.

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

Effective October 31, 2022, the redemption amount was increased (i) $0.02 for each public share that was not redeemed as of October 31, 2022, plus (ii) $0.02 for each public share that is not redeemed for each subsequent calendar month commencing on December 3, 2022, and on the 3rd day of each subsequent month, or portion thereof, that we required to complete a Business Combination from November 3, 2022 until June 3, 2023. Each additional contribution was deposited in the Trust Account on or before the 3rd day of such calendar month. The Sponsor agreed to advance such amounts through the First Extension Note (Note 4).

Effective June 2, 2023, the redemption amount was increased (i) $0.04 for each public share that was not redeemed as of June 2, 2023, plus (ii) $0.04 for each public share that is not redeemed for each subsequent calendar month commencing on July 3, 2023, and on the 3rd day of each subsequent month, or portion thereof, that is required to complete a Business Combination from June 3, 2023 until November 3, 2023. Each additional contribution will be deposited in the Trust Account on or before the 3rd day of such calendar month. The Sponsor has agreed to advance such amounts through the Second Extension Note (Note 4).

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

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the Class A common stock subject to possible redemption excluded from earnings per share as the redemption value approximates fair value. When calculating its diluted net income (loss) per share, the Company has not considered the effect of the Warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the Warrants is contingent upon the occurrence of future events. The calculation excludes 18,750,000 Public Warrants, 11,333,333 Private Placement Warrants for the three – and six - month periods ended June 30, 2023 and June 30, 2022 and any Private Placement Warrants that would be issued as a result of the conversion of advances from the First Extension Note and the Second Extension Note (Note 4) into warrants.

	Three Months Ended		Six Months Ended
	June 30, 2023		June 30, 2023
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net (loss)	$(247,593)	$(672,613)	$(614,244)	$(1,507,434)
Denominator:
Basic and diluted weighted average shares outstanding	6,901,999	18,750,000	7,640,191	18,750,000
Basic and diluted net income (loss) per share	$(0.04)	$(0.04)	$(0.08)	$(0.08)

	Three Months Ended		Six Months Ended
	June 30, 2022		June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income	$6,614,307	$1,652,916	$16,797,499	$4,197,696
Denominator:
Basic and diluted weighted average shares outstanding	75,030,000	18,750,000	75,030,000	18,750,000
Basic and diluted net income (loss) per share	$0.09	$0.09	$0.22	$0.22

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

IPO Expense Loans

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

Working Capital Loans

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

On March 1, 2023, our Sponsor agreed to loan the Company an aggregate of up to $250,000 for working capital purposes. This loan is non-interest bearing, unsecured and due at the earlier of the completion of our initial business combination or the Company’s liquidation. The Company issued a promissory note to the Sponsor to evidence the loan. As of June 30, 2023, the Company had borrowed $250,000 under this note. Under the terms of the promissory note, this working capital loan is not convertible into warrants.

First Extension Note

On October 31, 2022 the Sponsor agreed to loan the Company an aggregate of up to $1,168,774 for making payments into the Trust Account to extend the period for which the Company has to complete and Initial Business Combination. This loan is non-interest bearing, unsecured and due at the earlier of the date of the Initial Business Combination or the liquidation of the Company. Sponsor may elect to convert up to $1,500,000 of the unpaid principal balance of this Note into that number of warrants, each whole warrant exercisable for one share of Class A common stock, $0.0001 par value per share, of the Company (the “First Extension Conversion Warrants”), equal to the principal amount of the note payable so converted divided by $1.50. The First Extension Conversion Warrants shall be identical to the Private Placement warrants issued by the Company in a private placement that took place immediately prior to the closing of the Initial Public Offering. Amounts outstanding under this note as of June 30, 2023 and December 31, 2022 were $1,168,774 and $333,935, respectively. The Extension Notes - related party contain an embedded conversion feature that is not clearly and closely related to the debt agreement, which requires bifurcation and reporting at fair value. Due to the conversion feature being out of the money at inception and as of each reporting period, the value of the embedded conversion option is immaterial.

Second Extension Note

On June 2, 2023 the Sponsor agreed to loan the Company an aggregate of up to $539,652 for making payments into the Trust Account to extend the period for which the Company has to complete and Initial Business Combination. This loan is non-interest bearing, unsecured and due at the earlier of the date of the Initial Business Combination or the liquidation of the Company. Sponsor may elect to convert up to $300,000 of the unpaid principal balance of this Note into that number of warrants, each whole warrant exercisable for one share of Class A common stock, $0.0001 par value per share, of the Company (the “Second Extension Conversion Warrants”), equal to the principal amount of the note payable so converted divided by $1.50. The Second Extension Conversion Warrants shall be identical to the Private Placement warrants issued by the Company in a private placement that took place immediately prior to the closing of the Initial Public Offering. As of June 30, 2023, the balance under the Second Extension Note was approximately $107,930. The Extension Notes - related party contain an embedded conversion feature that is not clearly and closely related to the debt agreement, which requires bifurcation and reporting at fair value. Due to the conversion feature being out of the money at inception and as of each reporting period, the value of the embedded conversion option is immaterial.

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

Deferred Legal Fees

The Company obtained legal advisory services in connection with the Initial Public Offering and agreed to pay approximately $275,000 of such fees upon the consummation of the initial Business Combination, which was recorded as deferred legal fees in the Balance Sheets as of June 30, 2023 and December 31, 2022.

Note 6—Stockholders’ Deficit

Class A Common Stock—The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. There were 2,728,262 and 8,378,384 shares of Class A common stock issued and outstanding as of June 30, 2023 and December 31, 2022, respectively (of which, in each case, 30,000 shares were Independent Director Shares and not subject to redemption).

On October 23, 2020, the Company granted 10,000 Independent Director Shares to Gerald Gorman, and on January 27, 2021, the Company granted 10,000 Independent Director Shares to Adrian Steckel. On October 29, 2021, Mr. David K. Moskowitz was appointed as a new director to the board of directors of the Company and was granted 10,000 Independent Director Shares. The Independent Director Shares will vest on the date of the consummation of a Business Combination, subject to continued service on the Company’s board of directors until that date. The Company’s independent directors have entered or, in the case of independent directors subsequently appointed, will enter into a letter agreement with the Company pursuant to which they will be subject to the same transfer restrictions and waivers as the Company’s initial stockholders, Sponsor, officers and directors with respect to their Founder Shares, as discussed in Note 1 and Note 4. The sale of the Independent Director Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Independent Director Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Independent Director Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Independent Director Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Independent Director Shares.

Class B Common Stock— The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, 18,750,000 shares of Class B common stock were outstanding. The Sponsor owns all such 18,750,000 shares of Class B common stock.

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

Preferred Stock—The Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Note 7—Warrants

As of June 30, 2023 and December 31, 2022, the Company had 18,750,000 Public Warrants and 11,333,333 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless” basis, and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The Company may call the Public Warrants for redemption:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the last sales price (the “closing price”) of the Class A common stock equals or exceeds $18.00 per share on each of 20 trading days within the 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders.

In addition, the Company may call the Public Warrants for redemption:

●	in whole and not in part;
●	at $0.10 per warrant provided that holders will be able to exercise their warrants, but only on a cashless basis, prior to redemption and receive a certain number of shares of Class A common stock, based on the fair market value of the Class A common stock
●	if, and only if, the closing price of Class A common stock equals or exceeds $10.00 per share for any 20 trading days within the 30-trading day period ending three trading days before the notice of redemption is sent to the warrant holders; and
●	if the closing price of Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the notice of redemption is sent to the warrant holders is less than $18.00 per share, the private placement warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants.

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

The following table presents information about the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. Significant deviations from these estimates and inputs could result in a material change in fair value.

		June 30,
Description	Level	2023
Liabilities:
Private Placement Warrants	2	$2,266,666
Public Warrants	1	$3,750,000

		December 31,
Description	Level	2022
Liabilities:
Private Placement Warrants	2	$1,700,000
Public Warrants	1	$2,812,500

Warrant Liabilities

As of June 30, 2023 and December 31, 2022, the Company’s derivative warrant liabilities were valued at $6,016,666 and $4,512,500, respectively. The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within derivative warrant liabilities on the Balance Sheets. The derivative warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative warrant liabilities in the Unaudited Condensed Statements of Operations.

Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of June 30, 2023 and December 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker CONXW. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2 as of June 30, 2023 and December 31, 2022.

The following table presents the changes in fair values during the six months ended June 30, 2023 and June 30, 2022:

			Aggregate
	Private	Public	Warrant
	Warrants	Warrants	Liability
Fair value as of December 31, 2022	$1,700,000	2,812,500	4,512,500
Changes in fair value(1)(2)	566,666	937,500	1,504,166
Fair value as of June 30, 2023	$2,266,666	3,750,000	6,016,666
(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of derivative warrant liabilities in the Unaudited Condensed Statements of Operations.
(2)	During the six months ended June 30, 2023 and December 31, 2022, there were no transfers into or out of the Level 1, Level 2, or Level 3 classifications.

			Aggregate
	Private	Public	Warrant
	Warrants	Warrants	Liability
Fair value as of December 31, 2021	$9,746,666	16,125,000	25,871,666
Changes in fair value(1)(2)	(7,876,666)	(13,031,250)	(20,907,916)
Fair value as of June 30, 2022	$1,870,000	3,093,750	4,963,750
(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of derivative warrant liabilities in the Unaudited Condensed Statements of Operations.
(2)	During the six months ended June 30, 2022, there were no transfers into or out of the Level 1, Level 2, or Level 3 classifications.

Extension Notes – related party

The Extension Notes – related party contain an embedded conversion feature that is not clearly and closely related to the debt agreement, which requires bifurcation and reporting at fair value. Due to the conversion feature being out of the money at inception and as of each reporting period, the value of the embedded conversion option is immaterial.

Note 9—Subsequent Events

The Company evaluated events that have occurred after the Balance Sheet date through the date on which the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, except as described below.

As of August 9, 2023, the balance on the Second Extension Note was approximately $323,791.

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

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $750.0 million was placed in the Trust Account and we had $130,639 of cash held outside of the Trust Account as of June 30, 2023 and available for working capital purposes and to pay our taxes. We incurred $42.3 million in transaction costs, including $15 million of underwriting fees, $26.3 million of deferred underwriting fees and $1 million of other costs.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

The Company filed a Form 8-K on November 1, 2022 notifying stockholders of the approval at the meeting of stockholders held on October 31, 2022 (the “First Special Meeting”) to extend the date by which the Company was required to consummate a business combination from November 3, 2022 to June 3, 2023 (the “ First Extension”). Stockholders holding 66,651,616 shares of Class A common stock (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $669.9 million (approximately $10.05 per share) was removed from the Trust Account to pay such redeeming holders (the “First Extension Redemptions”).

In connection with the First Extension, the Sponsor agreed to advance to the Company (i) $0.02 for each public share that was not redeemed in connection with the First Extension Meeting plus (ii) $0.02 for each public share that is not redeemed for each subsequent calendar month commencing on December 3, 2022, and on the 3rd day of each subsequent month, or portion thereof, that the Company required to complete a business combination from November 3, 2022 until June 3, 2023 (such advances, the “First Extension Loans”). In connection with the First Extension, 66,651,616 shares of Class A common stock were redeemed and 8,348,384 shares of Class A Common Stock were not redeemed. As a result, the aggregate monthly First Extension Loans payable by the Sponsor to us were $166,968. The Sponsor had advanced a total of $1,168,774 to the Trust Account as of June 30, 2023. The First Extension Loans do not bear interest to the Sponsor or its designee and are repayable by us to the Sponsor or its designee upon the earlier of: (i) the consummation of an initial business combination or (ii) the Company’s liquidation. The Sponsor has waived any and all rights to the monies held in the Trust Account with respect to the First Extension Loans. At the option of the Sponsor, up to $1,500,000 of the First Extension Loans may be converted into warrants identical to the Private Placement Warrants, at $1.50 per warrant.

On October 31, 2022, the Company issued a promissory note in the principal amount of up to $1,168,774 to the Sponsor (the “First Extension Note”), evidencing the Company’s indebtedness with respect to the First Extension Loans. As of June 30, 2023, the balance of the First Extension Note was $1,168,774.

The Company filed a Form 8-K on June 2, 2023, notifying stockholders of the approval at the meeting of stockholders held on June 1, 2023 (the “Second Extension Meeting”) to extend the date by which the Company must consummate a business combination from June 3, 2023 to November 3, 2023 (the “Second Extension”). Stockholders holding 5,650,122 shares of Class A common stock (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $57.6 million (approximately $10.19 per share) was removed from the Trust Account to pay such redeeming holders (the “Second Extension Redemptions”). The Company remains in discussions with DISH regarding a potential transaction (which we refer to as the “Transaction”). The Company expects to announce additional details regarding the potential business combination if and when a definitive agreement is executed.

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

In connection with the Second Extension, the Sponsor agreed to advance to the Company (i) $0.04 for each public share that was not redeemed in connection with the Second Extension Meeting plus (ii) $0.04 for each public share that is not redeemed for each subsequent calendar month commencing on July 3, 2023, and on the 3rd day of each subsequent month, or portion thereof, that the Company requires to complete a business combination from June 3, 2023 until November 3, 2023 (such advances, the “Second Extension Loans”). In connection with the Second Extension Meeting and the approval of the Second Extension Amendment, 5,650,122 shares of Class A common stock were redeemed in the Second Extension Redemptions and 2,698,262 shares of Class A Common Stock were not redeemed. As a result, the aggregate monthly Second Extension Loans payable by the Sponsor to us are approximately $107,930. The Sponsor had made the first such advancement to the Trust Account pursuant to the Second Extension Loans as of June 30, 2023. The Second Extension Loans do not bear interest to the Sponsor or its designee and are repayable by us to the Sponsor or its designee upon the earlier of: (i) the consummation of an initial business combination or (ii) the Company’s liquidation. The Sponsor has waived any and all rights to the monies held in the Trust Account with respect to those Second Extension Loans. The Sponsor or its designee has the sole discretion whether to continue advancing Second Extension Loans for additional calendar months until November 3, 2023 and if the Sponsor determines not to continue advancing Second Extension Loans for additional calendar months, its obligation to make additional Second Extension Loans will terminate. At the option of the Sponsor, up to $300,000 of the Second Extension Loans may be converted into warrants identical to the Private Placement Warrants, at $1.50 per warrant.

On June 2, 2023, the Company issued a promissory note in the principal amount of up to $539,652.40 to the Sponsor (the “Second Extension Note”), evidencing the Company’s indebtedness with respect to the Second Extension Loans. As of June 30, 2023, the balance under the Second Extension Note was approximately $107,930.

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

If we are unable to complete a Business Combination by November 3, 2023, as extended (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to our obligations under Nevada law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. If we do not complete a Business Combination, there will be no redemption rights or liquidating distributions with respect to warrants to purchase our shares of Class A common stock, which will expire worthless.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three and six months ended June 30, 2023 were associated with the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative warrant liabilities at each reporting period.

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

For the three months ended June 30, 2023, we had a net loss of $920,206 which was related to a change in fair value of derivative warrant liabilities of $580,608, and general and administrative expenses of $339,598.

For the six months ended June 30, 2023, we had a net loss of $2,121,678 which was related to a change in fair value of derivative warrant liabilities of $1,504,166, and general and administrative expenses of $617,512.

For the three months ended June 30, 2022, we had net income of $8,267,223 which was primarily related to a change in fair value of derivative warrant liabilities of $7,972,083 and included interest income of $515,167, partially offset by income tax expense of $116,154 and general and administrative expenses of $103,873.

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

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $750.0 million was placed in the Trust Account and we had $130,639 of cash held outside of the Trust Account as of June 30, 2023, and available for working capital purposes and to pay our taxes. We incurred $42.3 million in transaction costs, including $15 million of underwriting fees, $26.3 million of deferred underwriting fees and $1 million of other costs.

For the six months ended June 30, 2023, net cash used in operating activities was $(1,516,657). For the six months ended June 30, 2022, net cash used in operating activities was $(303,575).

For the six months ended June 30, 2023, net cash provided by investing activities was $56,637,518, offset by net cash used in financing activities of $56,387,518.

As of June 30, 2023 we had operating cash of $130,639 and investments held in the Trust Account of $27,605,868. As of June 30, 2022 we had operating cash of $1,397,296 and investments held in the Trust Account of $84,243,386. We intend to utilize substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

On March 1, 2023, our Sponsor agreed to loan the Company an aggregate of up to $250,000 for working capital purposes. This loan is non-interest bearing, unsecured and due at the earlier of the completion of our initial business combination or the Company’s liquidation. The Company issued a promissory note to the Sponsor to evidence the loan. As of June 30, 2023, the Company had borrowed $250,000 under this note.

We may need to raise additional funds in order to meet the expenditures required for operating our business. If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating and consummating our initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. Lastly, the Company will be required to liquidate and dissolve if the Business Combination is not completed by November 3, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date as it may be extended in accordance with the Company’s Articles.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. Effective October 12, 2022, the Company converted all of its investments in the Trust Account into cash, which will remain in the Trust Account.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, are recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, due to the material weakness we previously identified in our internal control over financial reporting described below, our disclosure controls and procedures were not effective.

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

As a result of the foregoing, our management concluded that there was a material weakness related to our accounting for complex financial instruments in internal control over financial reporting as of June 30, 2023. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our accounting for complex financial instruments, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. We can offer no assurance that our remediation plan will ultimately have the intended effects.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not Applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Second Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on June 2, 2023)
10.1

Promissory Note dated as of June 2, 2023, issued by the Company to the order of nXgen Opportunities, LLC, in the amount of up to $539,652.40 (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 2, 2023).

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

CONX CORP.
(Registrant)
Date: August 9, 2023	By:	/s/ Kyle Jason Kiser
Kyle Jason Kiser
Chief Executive Officer
Principal Executive, Financial and Accounting Officer