Form 10-Q
period 2023-09-30
CONX Corp.
filed 2023-11-09
CIK 1823000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 9, 2023, 2,120,269 shares of Class A common stock, par value $0.0001 per share, and 18,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

CONX CORP.

FORM 10-Q

For the period ended September 30, 2023

CONX CORP.

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31,
	(unaudited)	2022
Assets:
Current assets:
Cash	$9,982	$1,397,296
Prepaid expenses	21,917	23,105
Total current assets	31,899	1,420,401
Cash held in trust account	27,929,659	84,243,386
Total assets	$27,961,558	$85,663,787
Liabilities, Class A Common Stock Subject to Redemption, and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$55,905	$19,114
Working capital loan – related party	250,000	—
Extension notes – related party	1,600,496	333,935
Accrued expenses	927,500	575,300
Accrued excise tax payable	575,803	—
Income taxes payable	4,542	1,208,515
Total current liabilities	3,414,246	2,136,864
Deferred legal fees	275,000	275,000
Deferred underwriting fee payable	26,250,000	26,250,000
Derivative warrant liabilities	4,512,500	4,512,500
Total liabilities	34,451,746	33,174,364
Commitments and Contingencies
Class A common stock subject to possible redemption, 2,698,262 shares at redemption value of $10.39 per share at September 30, 2023 and 8,348,384 shares at redemption value of $10.05 per share at December 31, 2022	27,929,659	84,243,386
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized; 30,000 shares issued and outstanding	3	3
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 18,750,000 shares issued and outstanding	1,875	1,875
Accumulated deficit	(34,421,725)	(31,755,841)
Total Stockholders’ Deficit	(34,419,847)	(31,753,963)
Total Liabilities, Class A Common Stock Subject to Redemption, and Stockholders’ Deficit	$27,961,558	$85,663,787

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONX Corp.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months
	Ended September 30,	Ended September 30,
	2023	2022
General and administrative expenses	$206,009	$238,080
Loss from operations	(206,009)	(238,080)
Other income
Change in fair value of derivative warrant liabilities	1,504,166	2,560,092
Interest income on cash or investments held in Trust Account	—	2,398,717
Total other income	1,504,166	4,958,809
Income before income tax expense	1,298,157	4,720,729
Income tax expense	—	594,708
Net Income	$1,298,157	$4,126,021
Weighted average common shares outstanding, basic and diluted
Class A - Common stock	2,728,262	75,030,000
Class B - Common stock	18,750,000	18,750,000
Basic and diluted net income per common share
Class A - Common stock	$0.06	$0.04
Class B - Common stock	$0.06	$0.04

	For the Nine Months	For the Nine Months
	Ended September 30,	Ended September 30,
	2023	2022
General and administrative expenses	$823,520	$553,213
Loss from operations	(823,520)	(553,213)
Other income
Change in fair value of derivative warrant liabilities	—	23,468,008
Interest income on cash or investments held in Trust Account	—	2,932,381
Total other income	—	26,400,389
(Loss) income before income tax expense	(823,520)	25,847,176
Income tax expense	—	725,960
Net (loss) income	$(823,520)	$25,121,216
Weighted average common shares outstanding, basic and diluted
Class A - Common stock	5,948,001	75,030,000
Class B - Common stock	18,750,000	18,750,000
Basic and diluted net (loss) income per common share
Class A - Common stock	$(0.03)	$0.27
Class B - Common stock	$(0.03)	$0.27

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONX Corp.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023
	Common Stock				Additional
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—January 1, 2023	30,000	$3	18,750,000	$1,875	$—	$(31,755,841)	$(31,753,963)
Accretion Adjustment	—	—	—	—	—	(500,903)	(500,903)
Net loss	—	—	—	—	—	(1,201,472)	(1,201,472)
Balance—March 31, 2023 (unaudited)	30,000	$3	18,750,000	$1,875	$—	$(33,458,216)	$(33,456,338)
Accretion Adjustment	—	—	—	—	—	(441,866)	(441,866)
Net loss	—	—	—	—	—	(920,206)	(920,206)
Balance—June 30, 2023 (unaudited)	30,000	$3	18,750,000	$1,875	$—	$(34,820,288)	$(34,818,410)
Accretion Adjustment	—	—	—	—	—	(323,791)	(323,791)
Excise tax imposed on common stock redemption	—	—	—	—	—	(575,803)	(575,803)
Net income	—	—	—	—	—	1,298,157	1,298,157
Balance—September 30, 2023 (unaudited)	30,000	$3	18,750,000	$1,875	$—	$(34,421,725)	$(34,419,847)

	FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
	Common Stock				Additional
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—January 1, 2022	30,000	$3	18,750,000	$1,875	$—	$(51,793,069)	$(51,791,191)
Net income	—	—	—	—	—	12,727,972	12,727,972
Balance—March 31, 2022	30,000	$3	18,750,000	$1,875	$—	$(39,065,097)	$(39,063,219)
Net income	—	—	—	—	—	8,267,223	8,267,223
Balance—June 30, 2022	30,000	$3	18,750,000	$1,875	$—	$(30,797,874)	$(30,795,996)
Net income	—	—	—	—	—	4,126,021	4,126,021
Balance—September 30, 2022 (unaudited)	30,000	$3	18,750,000	$1,875	$—	$(26,671,853)	$(26,669,975)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONX Corp.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2023	2022
Operating Activities:
Net (loss) income	$(823,520)	$25,121,216
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash or investments held in Trust Account	—	(2,932,381)
Change in fair value of derivative warrant liabilities	—	(23,468,008)
Changes in operating assets and liabilities:
Prepaid expenses	1,188	18,312
Other receivable	—	3,508
Accounts payable	36,791	6,531
Accrued expenses	352,200	165,989
Income taxes payable	(1,203,973)	708,458
Net cash used in operating activities	(1,637,314)	(376,375)
Investing Activities
Cash distributed from trust account – redemptions	57,580,287	—
Cash contributed to trust account	(1,266,561)	—
Net cash provided by investing activities	56,313,726	—
Financing Activities
Redemption of Class A common stock	(57,580,287)	—
Proceeds from Extension notes	1,266,561	—
Proceeds from Working Capital Loan	250,000	—
Net cash used in financing activities	(56,063,726)	—
Net change in cash	(1,387,314)	(376,375)
Cash—beginning of the period	$1,397,296	$750,369
Cash—end of the period	$9,982	$373,994

Supplemental Cash Flow Information
Cash paid for income taxes	$1,190,035	—

Supplemental disclosure of noncash financing activities:
Excise tax liability accrued for common stock redemptions	$575,803	—

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

As of September 30, 2023, the Company had not commenced operations. All activity for the period from August 26, 2020 (inception) through September 30, 2023 relates to the Company’s initial public offering and subsequent search for a potential Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. Prior to October 12, 2022, the Company generated non-operating income in the form of interest income on marketable investments and cash held in a Trust Account (as defined below) from the net proceeds derived from the Initial Public Offering (as defined below). Effective October 12, 2022, the Company converted all of its investments in the Trust Account into cash, which remained in the Trust Account. On September 29, 2023, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to hold all funds in the Trust Account in an interest-bearing deposit account with a financial institution in the United States. Accordingly, following the transfer to an interest-bearing deposit account, the amount of interest income (which we are permitted to use to pay our taxes and up to $100,000 of dissolution expenses) will again increase. Interest on such deposit account is currently approximately 4.5% per annum, but such deposit account carries a variable rate, and we cannot assure you that such rate will not decrease or increase significantly.

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

On October 31, 2022, the Company issued a promissory note in the principal amount of up to $1,168,774 to the Sponsor (the “First Extension Note”), evidencing the Company’s indebtedness with respect to the First Extension Loans. As of September 30, 2023, the balance of the First Extension Note was $1,168,774.

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

In connection with the Second Extension, the Sponsor agreed to advance to the Company (i) $0.04 for each public share that was not redeemed in connection with the Second Extension Meeting plus (ii) $0.04 for each public share that is not redeemed for each subsequent calendar month commencing on July 3, 2023, and on the 3rd day of each subsequent month, or portion thereof, that the Company requires to complete a business combination from June 3, 2023 until November 3, 2023 (such advances, the “ Second Extension Loans”).In connection with the approval of the Second Extension Amendment, 5,650,122 shares of Class A common stock were redeemed in the Second Extension Redemptions and 2,698,262 shares of Class A Common Stock were not redeemed. As a result, the aggregate monthly Second Extension Loans payable by the Sponsor to us were approximately $107,930. The Sponsor had made the first such advancement to the Trust Account pursuant to the Second Extension Loans as of June 30, 2023. The Second Extension Loans do not bear interest to the Sponsor or its designee and are repayable by us to the Sponsor or its designee upon the earlier of: (i) the consummation of an initial business combination or (ii) the Company’s liquidation. The Sponsor has waived any and all rights to the monies held in the Trust Account with respect to those Second Extension Loans. At the option of the Sponsor, up to $300,000 of the Second Extension Loans may be converted into warrants identical to the Private Placement Warrants, at $1.50 per warrant.

On June 2, 2023, the Company issued a promissory note in the principal amount of up to $539,652 to the Sponsor (the “Second Extension Note”), evidencing the Company’s indebtedness with respect to the Second Extension Loans. As of September 30, 2023, the balance under the Second Extension Note was $431,722.

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

If the Company is unable to complete a Business Combination by May 3, 2024 (See Note 9), as extended (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less amounts released to pay taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to its obligations under Nevada law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s annual report on Form 10-K, as filed with the SEC on March 1, 2023. The interim results for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the period ended December 31, 2023 or for any future periods.

Going Concern

Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2023, the Company had borrowed $250,000 under the Working Capital Loans.

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

Consideration of Inflation Reduction Act Excise Tax

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

On December 27, 2022, the Treasury published Notice 2023-2, which provided clarification on some aspects of the application of the excise tax. The notice generally provides that if a publicly traded U.S. corporation completely liquidates and dissolves, distributions in such complete liquidation and other distributions by such corporation in the same taxable year in which the final distribution in complete liquidation and dissolution is made are not subject to the excise tax. Although such notice clarifies certain aspects of the excise tax, the interpretation and operation of aspects of the excise tax (including its application and operation with respect to SPACs) remain unclear and such interim operating rules are subject to change.

Because the application of this excise tax is not entirely clear, any redemption or other repurchase effected by the Company, in connection with a Business Combination, extension vote or otherwise, may be subject to this excise tax. Because any such excise tax would be payable by the Company and not by the redeeming holders, it could cause a reduction in the value of the Company’s Class A common stock, cash available with which to effectuate a Business Combination or cash available for distribution in a subsequent liquidation. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination will depend on a number of factors, including (i) the structure of the Business Combination, (ii) the fair market value of the redemptions and repurchases in connection with the Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or any other equity issuances within the same taxable year of the Business Combination) and (iv) the content of any subsequent regulations, clarifications, and other guidance issued by the Treasury. Further, the application of the excise tax in respect of distributions pursuant to a liquidation of a publicly traded U.S. corporation is uncertain and has not been addressed by the Treasury in regulations, and it is possible that the proceeds held in the Trust Account could be used to pay any excise tax owed by the Company in the event the Company is unable to complete a Business Combination in the required time and redeem 100% of the remaining Class A common stock in accordance with the Company’s amended and restated certificate of incorporation, in which case the amount that would otherwise be received by the public stockholders in connection with the Company’s liquidation would be reduced.

During the period ended September 30, 2023, holders of 5,650,122 shares of Class A common stock exercised their right to redeem their shares for an aggregate redemption amount of $57,580,287. As a result, the Company has accrued for and recorded a 1% excise tax liability in the amount of $575,803 on the condensed balance sheet as of September 30, 2023. See Note 5.

Note 2—Summary of Significant Accounting Policies

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

Effective October 12, 2022, the Company converted all of its investments in the Trust Account into cash, which remained in the Trust Account. On September 29, 2023, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to hold all funds in the Trust Account in an interest-bearing deposit account with a financial institution in the United States. Accordingly, following the transfer to an interest-bearing deposit account, the amount of interest income (which we are permitted to use to pay our taxes and up to $100,000 of dissolution expenses) will again increase. Interest on such deposit account is currently approximately 4.5% per annum, but such deposit account carries a variable rate, and we cannot assure you that such rate will not decrease or increase significantly.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2023 and December 31, 2022.

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

Effective June 2, 2023, the redemption amount was increased (i) $0.04 for each public share that was not redeemed as of June 2, 2023, plus (ii) $0.04 for each public share that is not redeemed for each subsequent calendar month commencing on July 3, 2023, and on the 3rd day of each subsequent month, or portion thereof, that is required to complete a Business Combination from June 3, 2023 until November 3, 2023. Each additional contribution was deposited in the Trust Account on or before the 3rd day of such calendar month. The Sponsor agreed to advance such amounts through the Second Extension Note (Note 4).

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

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the Class A common stock subject to possible redemption excluded from earnings per share as the redemption value approximates fair value. When calculating its diluted net income (loss) per share, the Company has not considered the effect of the Warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the Warrants is contingent upon the occurrence of future events. The calculation excludes 18,750,000 Public Warrants, 11,333,333 Private Placement Warrants for the three – and nine - month periods ended September 30, 2023 and September 30, 2022 and any Private Placement Warrants that would be issued as a result of the conversion of advances from the First Extension Note and the Second Extension Note (Note 4) into warrants.

	Three Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2023
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$164,897	$1,133,260	$(198,327)	$(625,193)
Denominator:
Basic and diluted weighted average shares outstanding	2,728,262	18,750,000	5,948,001	18,750,000
Basic and diluted net income (loss) per share	$0.06	$0.06	$(0.03)	$(0.03)

	Three Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$3,780,559	$345,461	$20,683,449	$4,437,767
Denominator:
Basic and diluted weighted average shares outstanding	75,030,000	18,750,000	75,030,000	18,750,000
Basic and diluted net income per share	$0.04	$0.04	$0.27	$0.27

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

On March 1, 2023, our Sponsor agreed to loan the Company an aggregate of up to $250,000 for working capital purposes. This loan is non-interest bearing, unsecured and due at the earlier of the completion of our initial business combination or the Company’s liquidation. The Company issued a promissory note to the Sponsor to evidence the loan. As of September 30, 2023, the Company had borrowed $250,000 under this note. Under the terms of the promissory note, this working capital loan is not convertible into warrants.

First Extension Note

On October 31, 2022 the Sponsor agreed to loan the Company an aggregate of up to $1,168,774 for making payments into the Trust Account to extend the period for which the Company has to complete and Initial Business Combination. This loan is non-interest bearing, unsecured and due at the earlier of the date of the Initial Business Combination or the liquidation of the Company. Sponsor may elect to convert up to $1,500,000 of the unpaid principal balance of this Note into that number of warrants, each whole warrant exercisable for one share of Class A common stock, $0.0001 par value per share, of the Company (the “First Extension Conversion Warrants”), equal to the principal amount of the note payable so converted divided by $1.50. The First Extension Conversion Warrants shall be identical to the Private Placement warrants issued by the Company in a private placement that took place immediately prior to the closing of the Initial Public Offering. Amounts outstanding under this note as of September 30, 2023 and December 31, 2022 were $1,168,774 and $333,935, respectively. The Extension Notes - related party contain an embedded conversion feature that is not clearly and closely related to the debt agreement, which requires bifurcation and reporting at fair value. Due to the conversion feature being out of the money at inception and as of each reporting period, the value of the embedded conversion option is immaterial.

Second Extension Note

On June 2, 2023 the Sponsor agreed to loan the Company an aggregate of up to $539,652 for making payments into the Trust Account to extend the period for which the Company has to complete and Initial Business Combination. This loan is non-interest bearing, unsecured and due at the earlier of the date of the Initial Business Combination or the liquidation of the Company. Sponsor may elect to convert up to $300,000 of the unpaid principal balance of this Note into that number of warrants, each whole warrant exercisable for one share of Class A common stock, $0.0001 par value per share, of the Company (the “Second Extension Conversion Warrants”), equal to the principal amount of the note payable so converted divided by $1.50. The Second Extension Conversion Warrants shall be identical to the Private Placement warrants issued by the Company in a private placement that took place immediately prior to the closing of the Initial Public Offering. As of September 30, 2023, the balance under the Second Extension Note was $431,722. The Extension Notes - related party contain an embedded conversion feature that is not clearly and closely related to the debt agreement, which requires bifurcation and reporting at fair value. Due to the conversion feature being out of the money at inception and as of each reporting period, the value of the embedded conversion option is immaterial.

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

Excise Tax

During the period ended September 30, 2023, holders of 5,650,122 shares of Class A common stock exercised their right to redeem their shares for an aggregate redemption amount of $57,580,287. As a result, the Company has accrued for and recorded a 1% excise tax liability in the amount of $575,803 on the condensed balance sheet as of September 30, 2023. The liability does not impact the condensed statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

This excise tax liability can be offset by future share issuances within the same fiscal year, which will be evaluated and adjusted in the period in which the issuances occur. Should the Company liquidate prior to December 31, 2023, the excise tax liability will not be due.

Deferred Legal Fees

The Company obtained legal advisory services in connection with the Initial Public Offering and agreed to pay approximately $275,000 of such fees upon the consummation of the initial Business Combination, which was recorded as deferred legal fees in the Balance Sheets as of September 30, 2023 and December 31, 2022.

Note 6—Stockholders’ Deficit

Class A Common Stock—The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. There were 2,728,262 and 8,378,384 shares of Class A common stock issued and outstanding as of September 30, 2023 and December 31, 2022, respectively (of which, in each case, 30,000 shares were Independent Director Shares and not subject to redemption).

On October 23, 2020, the Company granted 10,000 Independent Director Shares to Gerald Gorman, and on January 27, 2021, the Company granted 10,000 Independent Director Shares to Adrian Steckel. On October 29, 2021, Mr. David K. Moskowitz was appointed as a new director to the board of directors of the Company and was granted 10,000 Independent Director Shares. The Independent Director Shares will vest on the date of the consummation of a Business Combination, subject to continued service on the Company’s board of directors until that date. The Company’s independent directors have entered or, in the case of independent directors subsequently appointed, will enter into a letter agreement with the Company pursuant to which they will be subject to the same transfer restrictions and waivers as the Company’s initial stockholders, Sponsor, officers and directors with respect to their

Founder Shares, as discussed in Note 1 and Note 4. The sale of the Independent Director Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Independent Director Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Independent Director Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Independent Director Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Independent Director Shares.

Class B Common Stock— The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, 18,750,000 shares of Class B common stock were outstanding. The Sponsor owns all such 18,750,000 shares of Class B common stock.

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

Preferred Stock—The Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Note 7—Warrants

As of September 30, 2023 and December 31, 2022, the Company had 18,750,000 Public Warrants and 11,333,333 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless” basis, and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The following table presents information about the Company’s liabilities that were accounted for at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. Significant deviations from these estimates and inputs could result in a material change in fair value.

		September 30,
Description	Level	2023
Liabilities:
Private Placement Warrants	2	$1,700,000
Public Warrants	1	$2,812,500

		December 31,
Description	Level	2022
Liabilities:
Private Placement Warrants	2	$1,700,000
Public Warrants	1	$2,812,500

Warrant Liabilities

As of September 30, 2023 and December 31, 2022, the Company’s derivative warrant liabilities were valued at $4,512,500, respectively. The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within derivative warrant liabilities on the Balance Sheets. The derivative warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative warrant liabilities in the Unaudited Condensed Statements of Operations.

Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of September 30, 2023 and December 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker CONXW. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2 as of September 30, 2023 and December 31, 2022.

The following table presents the changes in fair values during the nine months ended September 30, 2023 and September 30, 2022:

			Aggregate
	Private	Public	Warrant
	Warrants	Warrants	Liability
Fair value as of December 31, 2022	$1,700,000	2,812,500	4,512,500
Changes in fair value(1)(2)	—	—	—
Fair value as of September 30, 2023	$1,700,000	2,812,500	4,512,500
(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of derivative warrant liabilities in the Unaudited Condensed Statements of Operations.
(2)	During the nine months ended September 30, 2023 and December 31, 2022, there were no transfers into or out of the Level 1, Level 2, or Level 3 classifications.

			Aggregate
	Private	Public	Warrant
	Warrants	Warrants	Liability
Fair value as of December 31, 2021	$9,746,666	16,125,000	25,871,666
Changes in fair value(1)(2)	(8,841,133)	(14,626,875)	(23,468,008)
Fair value as of September 30, 2022	$905,533	1,498,125	2,403,658
(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of derivative warrant liabilities in the Unaudited Condensed Statements of Operations.
(2)	During the nine months ended September 30, 2022, there were no transfers into or out of the Level 1, Level 2, or Level 3 classifications.

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

On November 1, 2023, the Company entered into a subscription agreement (the “Subscription Agreement”) with Charles W. Ergen, the Company’s founder (the “Subscriber”). Pursuant to the Subscription Agreement, the Subscriber agreed, subject to the closing of the Company’s initial business combination, to purchase, and the Company agreed to issue and sell to the Subscriber, 17,391,300 shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Preferred Stock”), at an aggregate purchase price of approximately $200 million, or $11.50 per share (the “Transaction”). The closing of the Transaction is contingent upon, and is expected to occur substantially concurrently with, the consummation of the Company’s initial business combination.

In connection with the closing of the Transaction, the Company will file a Certificate of Designation for the Preferred Stock in substantially the form attached as an exhibit to the Subscription Agreement (the “Certificate of Designation”) with the Secretary of State of the State of Nevada setting forth the terms, rights, obligations and preferences of the Preferred Stock. Pursuant to the Certificate of Designation, on the tenth trading day following the date on which the volume-weighted average price for the Company’s common stock over any twenty trading days within any preceding thirty consecutive trading day period is greater than or equal to $11.50, each share of Preferred Stock will mandatorily be converted into shares of the Corporation’s Class A common stock on a one-for-one basis, subject to certain customary adjustments for stock dividends, stock splits and similar corporate actions.

If the Preferred Stock has not earlier been converted, the Company will redeem each Preferred Share after the date that is the fifth anniversary of the closing of the Company’s initial business combination, on not less than 10 nor more than 20 days prior notice, in cash at a price equal to $11.50 per share, subject to certain customary adjustments.

The Preferred Stock will entitle Subscriber to receive dividends equal to and in the same form as dividends actually paid on shares of the Company’s common stock, in each case, on an as-converted basis. The Preferred Stock will not have voting rights.

On June 2, 2023, the Company issued a promissory note in the principal amount of up to $539,652 to the Sponsor (the “Second Extension Note”), evidencing the Company’s indebtedness with respect to the Second Extension Loans. As of November 9, 2023, the balance under the Second Extension Note was $539,652.

On November 2, 2023, the Company issued an amended and restated promissory note (the “Restated Note”) in the principal amount of up to $550,000 to the Sponsor. The Restated Note amends, restates, replaces and supersedes that certain promissory note dated March 1, 2023, in the principal amount of $250,000. The Note does not bear interest, matures on the date of consummation the Business Combination and is subject to customary events of default. The Restated Note will be repaid only to the extent that the Company has funds available to it outside of its trust account established in connection with its initial public offering. As of November 9, 2023, the Company had borrowed $400,000 under the Restated Note.

The Company filed a Form 8-K on November 8, 2023, notifying stockholders of the approval at the meeting of stockholders held on November 3, 2023 (the “Third Extension Meeting”) to extend the date by which the Company must consummate a business combination from November 3, 2023 to May 3, 2024 (the “Third Extension”). Stockholders holding 607,993 shares of Class A common stock (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $6.3 million (approximately $10.42 per share) was removed from the Trust Account to pay such redeeming holders. The Third Extension will provide the Company with additional time to complete a business combination.

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

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $750.0 million was placed in the Trust Account and we had $9,982 of cash held outside of the Trust Account as of September 30, 2023 and available for working capital purposes and to pay our taxes. We incurred $42.3 million in transaction costs, including $15 million of underwriting fees, $26.3 million of deferred underwriting fees and $1 million of other costs.

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

On October 31, 2022, the Company issued a promissory note in the principal amount of up to $1,168,774 to the Sponsor (the “First Extension Note”), evidencing the Company’s indebtedness with respect to the First Extension Loans. As of September 30, 2023, the balance of the First Extension Note was $1,168,774.

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

In connection with the Second Extension, the Sponsor agreed to advance to the Company (i) $0.04 for each public share that was not redeemed in connection with the Second Extension Meeting plus (ii) $0.04 for each public share that is not redeemed for each subsequent calendar month commencing on July 3, 2023, and on the 3rd day of each subsequent month, or portion thereof, that the Company requires to complete a business combination from June 3, 2023 until November 3, 2023 (such advances, the “Second Extension Loans”). In connection with the Second Extension Meeting and the approval of the Second Extension Amendment, 5,650,122 shares of Class A common stock were redeemed in the Second Extension Redemptions and 2,698,262 shares of Class A Common Stock were not redeemed. As a result, the aggregate monthly Second Extension Loans payable by the Sponsor to us were approximately $107,930. The Sponsor made the first such advancement to the Trust Account pursuant to the Second Extension Loans as of June 30, 2023. The Second Extension Loans do not bear interest to the Sponsor or its designee and are repayable by us to the Sponsor or its designee upon the earlier of: (i) the consummation of an initial business combination or (ii) the Company’s liquidation. The Sponsor has waived any and all rights to the monies held in the Trust Account with respect to those Second Extension Loans. At the option of the Sponsor, up to $300,000 of the Second Extension Loans may be converted into warrants identical to the Private Placement Warrants, at $1.50 per warrant.

On June 2, 2023, the Company issued a promissory note in the principal amount of up to $539,652 to the Sponsor (the “Second Extension Note”), evidencing the Company’s indebtedness with respect to the Second Extension Loans. As of November 9, 2023, the balance under the Second Extension Note was $539,652.

Effective October 12, 2022, the Company converted all of its investments in the Trust Account into cash, which remained in the Trust Account. The Company no longer intends to invest the net proceeds in securities or interest-bearing accounts prior to an initial business combination. Accordingly, the amount of interest income (which we are permitted to use to pay our taxes and up to $100,000 of dissolution expenses) will no longer increase, which will limit the interest income available for payment of taxes and dissolution expenses for distribution to public shareholders in connection with our liquidation or in connection with the consummation of our business combination.

The Company filed a Form 8-K on November 8, 2023, notifying stockholders of the approval at the meeting of stockholders held on November 3, 2023 (the “Third Extension Meeting”) to extend the date by which the Company must consummate a business combination from November 3, 2023 to May 3, 2024 (the “Third Extension”).If we are unable to complete a Business Combination by May 3, 2024, as extended (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to our obligations under Nevada law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. If we do not complete a Business Combination, there will be no redemption rights or liquidating distributions with respect to warrants to purchase our shares of Class A common stock, which will expire worthless.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three and nine months ended September 30, 2023 were associated with the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative warrant liabilities at each reporting period.

Effective October 12, 2022, the Company converted all of its investments in the Trust Account into cash, which remained in the Trust Account. On September 29, 2023, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to hold all funds in the Trust Account in an interest-bearing deposit account with a financial institution in the United States. Accordingly, following the transfer to an interest-bearing deposit account, the amount of interest income (which we are permitted to use to pay our taxes and up to $100,000 of dissolution expenses) will again increase. Interest on such deposit account is currently approximately 4.5% per annum, but such deposit account carries a variable rate, and we cannot assure you that such rate will not decrease or increase significantly.

For the three months ended September 30, 2023, we had net income of $1,298,157 which was related to a change in fair value of derivative warrant liabilities of $1,504,166, partially offset by general and administrative expenses of $206,009.

For the nine months ended September 30, 2023, we had net loss of $823,520 which was related to general and administrative expenses of $823,520.

For the three months ended September 30, 2022, we had net income of $4,126,021 which was primarily related to a change in fair value of derivative warrant liabilities of $2,560,092 and included interest income of $2,398,717, partially offset by income tax expense of $594,708 and general and administrative expenses of $238,080.

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

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $750.0 million was placed in the Trust Account and we had $9,982 of cash held outside of the Trust Account as of September 30, 2023, and available for working capital purposes and to pay our taxes. We incurred $42.3 million in transaction costs, including $15 million of underwriting fees, $26.3 million of deferred underwriting fees and $1 million of other costs.

For the nine months ended September 30, 2023, net cash used in operating activities was $(1,637,314). For the nine months ended September 30, 2022, net cash used in operating activities was $(376,375).

For the nine months ended September 30, 2023, net cash provided by investing activities was $56,313,726, offset by net cash used in financing activities of $56,063,726.

As of September 30, 2023 we had operating cash of $9,982 and investments held in the Trust Account of $27,929,659. As of September 30, 2022 we had operating cash of $373,994 and investments held in the Trust Account of $753,012,735. We intend to utilize substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

On March 1, 2023, our Sponsor agreed to loan the Company an aggregate of up to $250,000 for working capital purposes. This loan is non-interest bearing, unsecured and due at the earlier of the completion of our initial business combination or the Company’s liquidation. The Company issued a promissory note to the Sponsor to evidence the loan. As of September 30, 2023, the Company had borrowed $250,000 under this note.

We may need to raise additional funds in order to meet the expenditures required for operating our business. If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating and consummating our initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. Lastly, the Company will be required to liquidate and dissolve if the Business Combination is not completed by May 3, 2024. The Company intends to complete a Business Combination before the mandatory liquidation date as it may be extended in accordance with the Company’s Articles.

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

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. Effective October 12, 2022, the Company converted all of its investments in the Trust Account into cash, which remained in the Trust Account. On September 29, 2023, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to hold all funds in the Trust Account in an interest-bearing deposit account with a financial institution in the United States. Accordingly, following the transfer to an interest-bearing deposit account, the amount of interest income (which we are permitted to use to pay our taxes and up to $100,000 of dissolution expenses) will again increase. Interest on such deposit account is currently approximately 4.5% per annum, but such deposit account carries a variable rate, and we cannot assure you that such rate will not decrease or increase significantly.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, are recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, due to the material weakness we previously identified in our internal control over financial reporting described below, our disclosure controls and procedures were not effective.

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

As a result of the foregoing, our management concluded that there was a material weakness related to our accounting for complex financial instruments in internal control over financial reporting as of September 30, 2023. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our accounting for complex financial instruments, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. We can offer no assurance that our remediation plan will ultimately have the intended effects.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023, except as discussed below.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on Nasdaq. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination, including as a result of the redemptions in connection with the Extension. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. On August 14, 2023, the staff of The Nasdaq Stock Market LLC (“Nasdaq”) notified the Company that it no longer meets Listing Rule 5550(b)(2) (the “Rule”) requiring the Company to maintain a minimum market value of listed securities (“MVLS”) of $35 million. The notice was based on a review of the Company’s MVLS for the past 30 consecutive business days. Nasdaq’s listing rules provide the Company a compliance period of 180 calendar days, or until February 12, 2024, in which to regain compliance. If at any time during this compliance period the Company’s MVLS closes at $35 million or more for a minimum of ten consecutive business days, Nasdaq will provide written confirmation of compliance and the matter will be closed. In the event the Company does not regain compliance with the Rule prior to the expiration of the compliance period, it will receive written notification that its securities are subject to delisting. At that time, the Company may appeal the delisting determination to a Nasdaq Hearings Panel. Additionally, on October 30, 2023, the Company received a notice from the staff of the Nasdaq indicating that the Company’s securities would be subject to suspension and delisting from the Nasdaq at the opening of business on November 8, 2023 due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of the registration statement for its initial public offering. On November 3, 2023, the Company requested a hearing before an independent hearings panel, which request resulted in a stay of any suspension or delisting action pending the hearing. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including (i) a limited availability of market quotations for our securities, (ii) reduced liquidity for our securities, (iii) a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities, (iv) a limited amount of news and analyst coverage in the future; and (iv) a decreased ability to issue additional securities or obtain additional financing in the future.

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

CONX CORP.
(Registrant)
Date: November 9, 2023	By:	/s/ Kyle Jason Kiser
Kyle Jason Kiser
Chief Executive Officer
Principal Executive, Financial and Accounting Officer