Form 10-K
period 2023-12-31
CONX Corp.
filed 2024-03-29
CIK 1823000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $27,792,099.

As of March 28, 2024, 2,120,269 shares of Class A common stock, par value $0.0001 per share, and 18,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

CONX CORP.

FORM 10-K

-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this prospectus may include, for example, statements about:

●	our ability to complete our proposed initial business combination, including the Transaction (as defined herein);
●	our ability to maintain a listing for our securities on Nasdaq;
●	our expectations around the performance of the prospective target or targets;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, including the Transaction;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective targets;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

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

Proposed Initial Business Combination

On March 10, 2024, we entered into a definitive purchase and sale agreement (the “Purchase Agreement”) with EchoStar Real Estate Holding L.L.C. (“Seller”), a subsidiary of EchoStar Corporation (“EchoStar”), which provides for our purchase from the Seller of the commercial real estate property (the “Property”) in Littleton, Colorado, comprising the corporate headquarters of DISH Wireless, for a purchase price of $26.75 million (the “Purchase Price” and such transaction, the “Transaction”).

The Transaction has been structured to qualify as an asset acquisition that will meet the requirements of a “Business Combination”, as that term is defined in our Amended and Restated Articles of Incorporation (as amended from time to time, the “Articles”). Accordingly, in connection with the consummation of the Transaction, we will provide all holders of shares of its Class A common stock, par value of $0.0001 per share (the “Class A Shares”) purchased in our initial public offering, the opportunity to have such shares redeemed pursuant to, and subject to the limitations of, the provisions of the Articles. We intend to prepare to file with the Securities and Exchange Commission (the “SEC”) a tender offer statement as promptly as reasonably practicable after the signing of the Purchase Agreement.

In the event the closing of the Transaction (the “Closing”) does not occur on or before May 15, 2024, either party may terminate the Purchase Agreement by written notice to the other party.

The parties have also agreed to a form of sale lease-back agreement (the “Seller Lease Agreement”) to be entered into concurrently with the Closing, pursuant to which Seller will lease back the Property from the Company. The Seller Lease Agreement provides for (i) an initial term of 10 years, (ii) a base rent payable during the first year of the initial term of $228,500.00 per month, which will escalate annually at a rate of two percent per annum and (iii) two five-year renewal options for Seller, with the base rent upon a renewal to be revised to fair market value and subject to the same annual escalation terms. All of Seller’s obligations under this lease will be guaranteed by DISH Network Corporation (“DISH”), an affiliate of the Seller. The Seller Lease Agreement is a “triple-net” lease, pursuant to which Seller will bear responsibility for all property costs and expenses associated with ongoing maintenance and operation, including utilities, property tax and insurance.

The obligations of the Company and Seller to consummate the Transaction are conditioned on (i) the final form of the Seller Lease Agreement having been agreed and delivered to the title policy provider and (ii) the accuracy of the other party’s representations and warranties (subject to certain materiality exceptions) and the other party’s performance with and compliance with its covenants, agreements and obligations under the Purchase Agreement. The Company’s obligation to consummate the Transaction is also conditioned on: (i) the Company having obtained a customary title policy with respect to the Property; (ii) the Company having provided all holders of Class A Shares purchased in the Company’s initial public offering the opportunity to have such shares redeemed and the Company having irrevocably accepted for payment all such shares validly delivered to the Company for redemption and not validly withdrawn; and (iii) the Company having obtained a fairness opinion from an independent investment banking firm or from an independent accounting or valuation firm concluding that the purchase of the Property for the Purchase Price is fair to the Company from a financial point of view. Seller’s obligation to consummate the Transaction is also conditioned on Seller having obtained (i) approval of the Seller Lease Agreement by the audit committee of its board of directors and the disinterested members of its board of directors and (ii) an opinion from an independent accounting or valuation firm, or an independent commercial real estate appraiser or broker that the sale of the Property for the Purchase is fair to Seller from a financial point of view and the Seller Lease Agreement and the lease back of the Property are fair to Seller.

Subsequent to the Closing, we anticipate to grow through acquisition opportunities, including, but not limited to, disruptive technologies and infrastructure assets to maximize our ability to drive shareholder value. While there can be no assurance that any of these opportunities will result in a definitive agreement or a completed transaction, we are currently involved in ongoing discussions regarding potential acquisitions with the objective of becoming a diversified operating entity focused on the future of communications and connectivity. Any such acquisitions would be subject to, among other things, negotiations and significant due diligence, appropriate board and shareholder approvals, regulatory approvals and other conditions.

See the Company’s Current Report on Form 8-K, filed with the SEC on March 11, 2024, for additional discussion regarding the Transaction.

Equity Forward Transaction

On November 1, 2023, the Company entered into a subscription agreement (the “Subscription Agreement”) with Charles W. Ergen (the “Subscriber”). Pursuant to the Subscription Agreement, the Subscriber agreed, subject to the closing of the Company’s initial business combination, to purchase, and the Company agreed to issue and sell to the Subscriber, 17,391,300 shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Preferred Stock”), at an aggregate purchase price of approximately $200 million, or $11.50 per share (the “Equity Forward Transaction” or “Equity Forward”). The closing of the Equity Forward Transaction is contingent upon, and is expected to occur substantially concurrently with, the consummation of the Transaction. On March 25, 2024, the Company and the Subscriber entered into an amendment to the Subscription Agreement amending the terms of the Preferred Stock issuable thereunder contingent upon, and substantially concurrently with, the consummation of the Transaction, to provide that (i) the issuance of shares of the Company’s common stock on conversion of the Preferred Stock will be subject to prior approval of the Company’s shareholders to the extent (and only to the extent) that such conversion would require stockholder approval under Nasdaq Rule 5635, and (ii) at any time and from time to time following the issuance of the Preferred Stock, the Company may redeem the Preferred Stock in whole or in part, at the option of the Company, at a price equal to $11.50 per share. See Note 4 and Note 9 to our consolidated financial statements included in this Annual Report.

Extension of Date to Consummate an Initial Business Combination

At a special meeting (the “First Special Meeting”) on October 31, 2022, our stockholders approved an extension of the date by which we were required to consummate a business combination from November 3, 2022 to June 3, 2023 (the “First Extension”). In connection with the First Extension, stockholders holding 66,651,616 shares of Class A common stock (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the trust account (the “First Extension Redemptions”). As a result of the First Extension Redemptions, approximately $669.9 million (approximately $10.05 per share) was removed from the trust account to pay such redeeming holders and approximately $84 million remained in the trust account.

In connection with the First Extension, our Sponsor agreed to advance to us (i) $0.02 for each public share that was not redeemed in connection with the First Special Meeting plus (ii) $0.02 for each public share that is not redeemed for each subsequent calendar month commencing on December 3, 2022, and on the 3rd day of each subsequent month, or portion thereof, that we required to complete a business combination from November 3, 2022 until June 3, 2023 (such advances, the “First Extension Loans”). In connection with the First Extension, 66,651,616 shares of Class A common stock were redeemed in the First Extension Redemptions and 8,348,384 shares of Class A Common Stock were not redeemed. As a result, the aggregate monthly First Extension Loans payable by our Sponsor to us were $166,968. Our Sponsor had advanced a total of $1,168,774 to the trust account as of December 31, 2023. The First Extension Loans do not bear interest to our Sponsor or its designee and are repayable by us to our Sponsor or its designee upon the earlier of: (i) the consummation of an initial business combination or (ii) our liquidation. Our Sponsor has waived any and all rights to the monies held in the trust account with respect to those First Extension Loans. At the option of our Sponsor, up to $1,500,000 of the First Extension Loans may be converted into warrants identical to the Private Placement Warrants, at $1.50 per warrant.

On October 31, 2022, we issued a promissory note in the principal amount of up to $1,168,774 to our Sponsor (the “First Extension Note”), evidencing our indebtedness with respect to the First Extension Loans. As of December 31, 2023, the balance of the First Extension Note was $1,168,774.

At a special meeting (the “Second Special Meeting”) on June 1, 2023, our stockholders approved an extension of the date by which we were required to consummate a business combination from June 3, 2023 to November 3, 2023 (the “Second Extension”). In connection with the Second Extension, stockholders holding 5,650,122 shares of Class A common stock (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the trust account (the “Second Extension Redemptions”). As a result of the Second Extension Redemptions, approximately $57.6 million (approximately

$10.19 per share) was removed from the trust account to pay such redeeming holders and approximately $26.4 million remained in the trust account.

In connection with the Second Extension, our Sponsor agreed to advance to us (i) $0.04 for each public share that was not redeemed in connection with the Second Special Meeting plus (ii) $0.04 for each public share that is not redeemed for each subsequent calendar month commencing on July 3, 2023, and on the 3rd day of each subsequent month, or portion thereof, that we required to complete a business combination from June 3, 2023 until November 3, 2023 (such advances, the “Second Extension Loans”). In connection with the Second Extension, 5,650,122 shares of Class A common stock were redeemed in the Second Extension Redemptions and 2,698,262 shares of Class A Common Stock were not redeemed. As a result, the aggregate monthly Second Extension Loans payable by our Sponsor to us were $107,930. Our Sponsor had advanced a total of $539,652 to the trust account as of December 31, 2023. The Second Extension Loans do not bear interest to our Sponsor or its designee and are repayable by us to our Sponsor or its designee upon the earlier of: (i) the consummation of an initial business combination or (ii) our liquidation. Our Sponsor has waived any and all rights to the monies held in the trust account with respect to those Second Extension Loans. At the option of our Sponsor, up to $300,000 of the Second Extension Loans may be converted into warrants identical to the Private Placement Warrants, at $1.50 per warrant.

On June 2, 2023, we issued a promissory note in the principal amount of up to $539,652 to our Sponsor (the “Second Extension Note”), evidencing our indebtedness with respect to the Second Extension Loans. As of December 31, 2023, the balance of the Second Extension Note was $539,652.

At a special meeting (the “Third Special Meeting”) on November 3, 2023, our stockholders approved an extension of the date by which we must consummate a business combination from November 3, 2023 to May 3, 2024 (the “Third Extension”). In connection with the Third Extension, stockholders holding 607,993 shares of Class A common stock (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the trust account (the “Third Extension Redemptions”). As a result of the Third Extension Redemptions, approximately $6.3 million (approximately $10.42 per share) was removed from the trust account to pay such redeeming holders and approximately $20.1 million remained in the trust account.

On March 1, 2023, our Sponsor agreed to loan the Company an aggregate of up to $250,000 for working capital purposes. The Company issued a promissory note to our Sponsor to evidence the loan. On November 2, 2023, the Company issued an amended and restated promissory note (the “Restated Note”) in the principal amount of up to $550,000 to the Sponsor. The Restated Note amends, restates, replaces and supersedes that certain promissory note dated March 1, 2023, in the principal amount of $250,000. The Restated Note does not bear interest, matures on the date of consummation of the Business Combination and is subject to customary events of default. The Restated Note will be repaid only to the extent that the Company has funds available to it outside of its Trust Account established in connection with its Initial Public Offering. As of December 31, 2023, the Company had borrowed $400,000 under the Restated Note. Under the terms of the Restated Note, this working capital loan is not convertible into warrants.

Initial Business Combination Structure

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding any deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination and that any such business combination be approved by a majority of our independent directors. Our board of directors will make the determination as to the fair market value of our initial business combination. In connection with the Transaction, CONX will obtain a fairness opinion from an independent investment banking firm or from an independent accounting or valuation firm concluding that the purchase price for the Property is fair to the Company from a financial point of view.

If we fail to complete the Transaction, we may pursue other initial business combination opportunities. We may pursue such an initial business combination opportunity jointly with an entity to which an officer or director has a fiduciary or contractual obligation, which may include EchoStar and/or its affiliates, including DISH. We refer to such an initial business combination opportunity as an “Affiliated Joint Acquisition”. Any such parties may co-invest with us in the target at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. Any such issuance of equity or equity-linked securities would, on a fully diluted basis, reduce the percentage ownership of our then-existing stockholders. Notwithstanding the foregoing, pursuant to the anti-dilution provisions of our Class B common stock, issuances or deemed issuances of Class A common stock or equity-linked securities would result in an adjustment to the ratio at which shares of Class B common stock shall convert into shares of Class A common stock such that our initial stockholders and their permitted transferees, if any, would retain their aggregate percentage ownership of at least 20% of the sum of the total number of all shares of common stock outstanding plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination), unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to such issuance or deemed issuance at the time thereof. Neither nXgen Opportunities, LLC (the “Sponsor”) nor its affiliates has an obligation to make any such investment, and may compete with us for potential business combinations.

We anticipate structuring our initial business combination, including the Transaction, so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target or targets. If we fail to complete the Transaction, we may pursue other initial business combination opportunities, which may include structuring our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target in order to meet certain objectives of the target management team or stockholders or for other reasons, including an Affiliated Joint Acquisition, as described above. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target or targets are owned or acquired by the post-transaction company, the portion of such target or targets that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target, the 80% of net assets test will be based on the aggregate value of all of the targets.

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

We are not prohibited from pursuing an initial business combination with a target that is affiliated with our Sponsor or any of its executive officers or directors, such as in connection with the Transaction, or completing the business combination through a joint venture or other form of shared ownership with our Sponsor, executive officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our Sponsor or any of its executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or a valuation or appraisal firm stating that such an initial business combination is fair to our company from a financial point of view.

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

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including EchoStar, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. In addition, such entities may compete with us for business combination opportunities and, if such opportunities are pursued by such entities, we may be precluded from pursuing such opportunities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and may only decide to present it to us if such entity rejects the opportunity and consummating the same would not violate any restrictive covenants to which such officers and directors are subject. Our amended and restated articles of incorporation provide that the corporate opportunity doctrine does not apply to our directors or officers in circumstances where it would conflict with any fiduciary duties or contractual obligations they may have, and that we renounce any expectancy that our directors or officers will offer such a corporate opportunity to us, except if all of the following conditions are satisfied: (a) we have expressed an interest in the business opportunity as determined from time to time by our board of directors as evidenced by resolutions appearing in our minutes; (b) the opportunity relates to a line of business in which we are then directly engaged; (c) the director or officer is permitted to refer the opportunity to us without violating any legal obligation; and (d) in the case of a director or officer who, at the time the opportunity is presented, has a fiduciary relationship to EchoStar, and the opportunity relates to a line of business in which EchoStar and/or its affiliates, including DISH, is then engaged or has expressed an interest, the director or officer has first referred the opportunity to EchoStar, and that entity has declined to pursue the opportunity.

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

On November 1, 2023, we entered into the Equity Forward Transaction with our Founder. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, including the Transaction, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, if we were unable to complete the Transaction and sought other business combination opportunities, the future role of members of our management team, if any, in the target cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination.

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

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

In connection with the Transaction, we contemplate conducting redemptions without a stockholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated articles of incorporation. However, should we be unable to complete the Transaction and pursue another business combination opportunity, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons.

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

Our Sponsor, initial stockholders, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our initial stockholders, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of Class A common stock) following our mailing of proxy or tender offer materials in connection with our initial business combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the stockholder meeting related to our initial business combination. Our Sponsor, executive officers, directors, advisors or any of their affiliates will select which stockholders to purchase shares from based on a negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Our Sponsor, initial stockholders, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate the tender offer rules, Section 9(a)(2) of, or Rule 10b-5 under, the Exchange Act. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest (less amounts released to us to pay our taxes), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by any deferred underwriting commissions we may pay to the underwriter. The redemption rights will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Our initial stockholders, Sponsor, officers and directors have entered or, in the case of independent directors appointed in the future, will enter into a letter agreement with us pursuant to which they have agreed or will agree to waive their redemption rights in connection with the completion of our initial business combination with respect to any founder shares, Independent Director Shares and public shares they may hold.

Limitations on Redemptions

Our amended and restated articles of incorporation provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, should we be unable to complete the Transaction and pursue another business combination opportunity, the contractual arrangements for such other business combination opportunity may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and stock purchases, such as the Transaction, would not typically require stockholder approval while direct mergers with our company where we do not survive and any transaction in which we issue more than 20% of our outstanding common stock or seek to amend our amended and restated articles of incorporation would require stockholder approval. So long as we maintain a listing for our securities on Nasdaq, we are required to comply with Nasdaq’s stockholder approval rules.

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

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our Sponsor will comply with Rule 14e-5 under the Exchange Act.

We intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public stockholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public stockholders who elected to redeem their shares.

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

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until May 3, 2024.

Redemption of Public Shares and Liquidation if No Initial Business Combination

On November 3, 2023, our stockholders approved an extension of the date by which we must consummate a business combination from November 3, 2023 to May 3, 2024.

If we do not complete our initial business combination, including the Transaction, by May 3, 2024, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less amounts released to us to pay our taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Nevada law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period (as defined below).

Our initial stockholders, Sponsor, officers and directors have entered into a letter agreement with us pursuant to which they have agreed or will agree to waive their rights to liquidating distributions from the trust account with respect to any founder shares and Independent Director Shares they hold if we fail to complete our initial business combination by May 3, 2024. However, if our initial stockholders, Sponsor or management team acquire public shares following our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by May 3, 2024.

Our initial stockholders, Sponsor, officers and directors have agreed, or in the case of any additional independent directors appointed in the future, will agree, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated articles of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by May 3, 2024 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less amounts released to us to pay our taxes), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, would be funded from amounts remaining out of the approximately $8,000 of cash held outside the trust account as of December 31, 2023, and available for working capital purposes and to pay our taxes, and an additional amount of up to $100,000 of interest accrued on our trust account released to pay those costs and expenses.

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

Effective October 12, 2022, the Company converted all of the investments in the trust account into cash, which remained in the trust account. On September 29, 2023, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to hold all funds in the trust account in an interest-bearing deposit account with a financial institution in the United States. Accordingly, following the transfer to an interest-bearing deposit account, the amount of interest income (which we are permitted to use to pay our taxes and up to $100,000 of dissolution expenses) will again increase. Interest on such deposit account is currently approximately 4.5% per annum, but such deposit account carries a variable rate, and we cannot assure you that such rate will not decrease or increase significantly.

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

The pro rata portion of the trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by May 3, 2024 may be considered a liquidating distribution under Nevada law. There is no assurance that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more). Any action or suit must be commenced within two years after the dissolution if the plaintiff could have known the underlying facts on or before the dissolution, or within three years after the date of dissolution in all other cases.

Furthermore, if the pro rata portion of the trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by May 3, 2024 is not considered a liquidating distribution under Nevada law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 11.380 of the NRS, the statute of limitations for claims of creditors against stockholders could be three years after the plaintiff could have known the underlying facts.

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

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by May 3, 2024, (ii) in connection with a stockholder vote to amend our amended and restated articles of incorporation to modify the substance or timing of the ability of public stockholders to seek redemption in connection with an initial business combination or our obligation to redeem 100% of our public shares if we do not complete our initial business combination by May 3, 2024 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity or (iii) if they redeem their shares for cash upon the completion of our initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated articles of incorporation, like all provisions of our amended and restated articles of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target for our initial business combination, we have encountered, and if we are unable to complete the Transaction may continue to encounter, competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. If we fail to complete the Transaction, our ability to acquire larger targets will be limited by our available financial resources. This inherent limitation will give others an advantage in pursuing the acquisition of a target. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain targets. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), although as a smaller reporting company we are no longer required to have our internal control procedures audited. The development of the internal controls, including subsequent to a business combination, to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

●	There is no assurance when or if our proposed initial business combination will be completed.
●	Our Sponsor currently owns a majority of, and possesses controlling voting power with respect to, our outstanding common stock, which will limit public stockholders’ influence on corporate matters.
●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	The requirement that we complete our initial business combination by May 3, 2024 may give potential targets leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.
●	If we do not complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
●	If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until May 3, 2024, it could limit the amount available to fund our search for a target or targets and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.
●	Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities.
●	We have a material weakness in our internal control over financial reporting as of December 31, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
●	We face risks related to our potential future acquisitions.
●	We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.
●	A market for our securities may not develop or be sustained, which would adversely affect the liquidity and price of our securities.
●	The SEC has recently issued final rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete a business combination and may make it more difficult to complete a business combination.

●	Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
●	Our executive officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
●	Since our Sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire after our initial public offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
●	The requirements of being a public company may strain our resources and divert management’s attention.
●	We are a blank check company with no operating history and no revenues, and there is no basis on which to evaluate our ability to achieve our business objective.
●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
●	Our search for a business combination, and any target with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and the status of debt and equity markets.
●	Past performance by our management team or their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in us.
●	Provisions in our amended and restated articles of incorporation and Nevada law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our shares of Class A common stock and could entrench management.
●	The other risks and uncertainties discussed below and elsewhere in this report.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

There is no assurance when or if the Business Combination will be completed.

On March 10, 2024, we entered into a definitive purchase and sale agreement (the “Purchase Agreement”) with EchoStar Real Estate Holding L.L.C. (“Seller”), a subsidiary of EchoStar, which provides for our purchase from the Seller of the commercial real estate property (the “Property”) in Littleton, Colorado, comprising the corporate headquarters of DISH Wireless, for a purchase price of $26.75 million (the “Purchase Price” and such transaction, the “Transaction”). The Transaction has been structured to qualify as an asset acquisition that will meet the requirements of a “Business Combination”, as that term is defined in our Amended and Restated Articles of Incorporation (as amended from time to time, the “Articles”). Completion of the Transaction is subject to the satisfaction or waiver of a number of conditions as set forth in the Purchase Agreement, including, among others (i) the final form of the Seller Lease Agreement having been agreed and delivered to the title policy provider; (ii) the Company having provided all holders of Class A Shares purchased in the Company’s initial public offering the opportunity to have such shares redeemed and the Company having irrevocably accepted for payment all such shares validly delivered to the Company for redemption and not validly withdrawn; and (iii) the Company having obtained a fairness opinion from an independent investment banking firm or from an independent accounting or valuation firm concluding that the purchase of the Property for the Purchase Price is fair to the Company from a financial point of view. There can be no assurance that the conditions to completion of the Business Combination will be satisfied or waived. We may not be able to complete the Transaction by our completion date, May 3, 2024, as it may be further extended in accordance with the Articles, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our stockholders are expected not to be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We have chosen not to hold a stockholder vote to approve the Transaction. Even if we were unable to consummate the Transaction and instead sought another business combination opportunity, except as required by applicable law or stock exchange requirement, the decision as to whether we will seek stockholder approval of such a business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, is solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we were to seek stockholder approval, the holders of our founder shares would participate in the vote on such approval. Accordingly, we may complete our initial business combination even if a majority of our public stockholders do not approve of the business combination we complete.

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

Our Sponsor owns approximately 89.9% of our outstanding common stock. Our initial stockholders and management team may from time to time purchase Class A common stock prior to our initial business combination. Our amended and restated articles of incorporation provide that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares and Independent Director Shares. As a result, our Sponsor would have the ability approve any initial business combination without the participation of public shareholders. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders, independent directors and management team to vote in favor of our initial business combination will allow us to obtain the requisite stockholder approval for such initial business combination.

Our Sponsor currently owns a majority of, and possesses controlling voting power with respect to, our outstanding common stock, which will limit public stockholders’ influence on corporate matters. Additionally, Sponsor has agreed to vote in favor of the business combination, regardless of how public stockholders vote.

Our Sponsor owns and is entitled to vote an aggregate of approximately 89.9% of our outstanding common stock, which represents a majority of outstanding common stock. As such, our Sponsor has the ability to outright control our affairs through the election and removal of the entire board of directors and all other matters requiring stockholder approval, including a future business combination, merger or consolidation of the company, or a sale of all or substantially all of our assets. This concentrated control limits our public float and could discourage others from initiating any such potential merger, consolidation or sale or other change-of-control transaction that may otherwise be beneficial to our stockholders. Furthermore, this concentrated control will limit the practical effect of your participation in corporate matters, through stockholder votes and otherwise.

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

We do not know how many stockholders may exercise their redemption rights in connection with our initial business combination, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the shares of Class B common stock at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

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

The requirement that we complete our initial business combination by May 3, 2024 may give potential targets leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

If we were unable to consummate the Transaction and instead sought another business combination opportunity, any potential target with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by May 3, 2024. Consequently, such target may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target, we may be unable to complete our initial business combination with any target. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination by May 3, 2024, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to complete our initial business combination, including the Transaction, by May 3, 2024. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. Other than in connection with a redemption offer or liquidation, our stockholders may be unable to recover their investment except through sales of our shares on the open market. The price of our shares may be volatile, and there can be no assurance that stockholders will be able to dispose of our shares at favorable prices, or at all.

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

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination, including the Transaction. Despite our compliance with these rules, if a stockholder fails to receive our proxy materials or tender offer documents, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated articles of incorporation to modify the substance or timing of the ability of public stockholders to seek redemption in connection with an initial business combination or our obligation to redeem 100% of our public shares if we do not complete our initial business combination by May 3, 2024 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we do not complete an initial business combination by May 3, 2024, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we do not complete an initial business combination by May 3, 2024 is not completed for any reason, compliance with Nevada law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in the trust account. In that case, public stockholders may be forced to wait beyond May 3, 2024 before they receive funds from the trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we were unable to consummate the Transaction and instead sought stockholder approval of an initial business combination with another target and we did not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated articles of incorporation provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), would be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering without our prior consent, which we refer to as the “Excess Shares.” However, we will not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you would continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

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

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until May 3, 2024, it could limit the amount available to fund our search for a target or targets and complete our initial business combination, and we will depend on loans from our Sponsor, management team or third parties to fund our search and to complete our initial business combination.

Of the net proceeds of our initial public offering, only $8,162 (as of December 31, 2023) is available to us outside the trust account to fund our working capital requirements and pay our taxes. We cannot assure you that funds available to us outside the trust account are sufficient to allow us to operate until May 3, 2024. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep targets from “shopping” around for transactions with other companies or investors on terms more favorable to such targets) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target.

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

In order to effectuate a business combination, special purpose acquisition companies have, in the past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated articles of incorporation and our warrant agreement will generally require a vote of holders of at least 50% of our outstanding shares of common stock or holders of at least 50% of the public warrants, as applicable, and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated articles of incorporation will require us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated articles of incorporation to modify the ability of public stockholders to seek redemption in connection with an initial business combination or the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination by May 3, 2024 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our amended and restated articles of incorporation provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from the trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated articles of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the NRS or applicable stock exchange rules. Our Sponsor, who beneficially owns approximately 89.9% of our common stock may participate in any vote to amend our amended and restated articles of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we will be able to amend the provisions of our amended and restated articles of incorporation which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this would allow us to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated articles of incorporation.

Our Sponsor, executive officers, directors and director nominees have agreed or will agree, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated articles of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by May 3, 2024 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less amounts released to us to pay our taxes), divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

Because we are neither limited to evaluating a target in a particular industry sector, you will be unable to ascertain the merits or risks of any particular target’s operations. In addition, our efforts to identify a prospective initial business combination target will not be limited to the acquisition of a company, but may include the acquisition of wireless spectrum assets.

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

As a result, included on our balance sheet as of December 31, 2023 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have a material weakness in our internal control over financial reporting as of December 31, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. We became aware of the need to change the classification of our warrants when the SEC Statement was issued on April 12, 2021. As a result, management concluded that there was a material weakness in internal control over financial reporting as of December 31, 2023.

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

The new 1% U.S. federal excise may apply in connection with future redemptions by us of our shares.

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

Any excise tax that may be imposed on any redemption or other repurchase effected by us, in connection with a business combination, extension vote or otherwise, would be payable by us and not by the redeeming holder, it could cause a reduction in the value of our Class A Common Stock or cash available for distribution in a subsequent liquidation. Whether and to what extent we would be subject to the excise tax in connection with a business combination will depend on a number of factors, including (i) the structure of the business combination, (ii) the fair market value of the redemptions and repurchases in connection with the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or any other equity issuances within the same taxable year of the business combination) and (iv) the content of any subsequent regulations, clarifications, and other guidance issued by the Treasury. The Company does not intend to use the proceeds placed in the Trust Account to pay excise taxes or other fees or taxes similar in nature (if any) that may be imposed on the Company pursuant to any current, pending or future rules or laws, including any excise tax due imposed under the IR Act on any redemptions in connection with the Extension or a business combination by the Company.

During the year ended December 31, 2023, holders of 6,294,164 shares of Class A common stock exercised their right to redeem their shares for an aggregate redemption amount of $63,919,253. As a result, the Company has accrued for and recorded a 1% excise tax liability in the amount of $639,193 on the balance sheet as of December 31, 2023.

Risks Related to Securities

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on Nasdaq. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination, including as a result of the redemptions in connection with the Third Extension and our inability to complete a business combinations within 36 months of the effectiveness of the registration statement for our initial public offering.

As previously disclosed on our Current Report on Form 8-K filed with the SEC on August 18, 2023, on August 14, 2023, the staff of The Nasdaq Stock Market LLC (“Nasdaq”) notified the Company that it no longer meets Listing Rule 5550(b)(2) (the “Rule”) requiring the Company to maintain a minimum market value of listed securities (“MVLS”) of $35 million. The notice was based on a review of the Company’s MVLS for the past 30 consecutive business days. Nasdaq’s listing rules provide the Company a compliance period of 180 calendar days, or until February 12, 2024, in which to regain compliance.

On February 14, 2024, the Company received notification from Nasdaq that the Company had not regained compliance with the Rule (the “Notice”). The Notice is a formal notification that the Nasdaq Hearings Panel (the “Panel”) will consider this matter in rendering a determination regarding the Company’s continued listing on Nasdaq. Additionally, on October 30, 2023, the Company received a notice from the staff of the Nasdaq indicating that the Company’s securities would be subject to suspension and delisting from the Nasdaq at the opening of business on November 8, 2023 due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of the registration statement for its initial public offering. Subsequent to a hearing on February 8, 2024, the Panel granted the Company an exception for its securities to continue to be listed on Nasdaq until April 29, 2024, subject to certain conditions.

Furthermore, in connection with our initial business combination, including the Transaction, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. We cannot assure you that we will be able to meet those initial listing requirements at that time. If we are unable to demonstrate compliance with Nasdaq listing requirements by April 29, 2024, our securities may be delisted.

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

The SEC has recently issued final rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete a business combination and may make it more difficult to complete a business combination. The need for compliance with the SPAC Final Rules may cause us to liquidate the Company at an earlier time than we might otherwise choose.

On January 24, 2024, the SEC adopted final rules (the “SPAC Rules”) relating, among other things, to disclosures in SEC filings in connection with business combination transactions between special purpose acquisition companies (“SPACs”) such as us and private operating companies; the financial statement requirements applicable to transactions involving shell companies; and the use of projections by SPACs in SEC filings in connection with proposed business combination transactions. SPACs will be required to comply with the SPAC Rules beginning July 1, 2024. In connection with the issuance of the SPAC Rules, the SEC also issued guidance (the “SPAC Guidance”) regarding the potential liability of certain participants in business combination transactions and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The need for compliance with the SPAC Rules and the SPAC Guidance may cause us to liquidate the Company at an earlier time than we might otherwise choose. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rules, the SPAC Guidance, or before July 1, 2024 as a matter of practice in light of the SEC’s previously expressed views, may increase the costs and time of negotiating and completing an initial business combination, including the Transaction, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rules and the SPAC Guidance may cause us to liquidate the Company at an earlier time than we might otherwise choose. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate a business combination and liquidate the Company.

As described further above, the SPAC Guidance relates, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder.

Because the SPAC Guidance is fact-specific, there remains uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours. To mitigate the risk that we may be deemed to have been operating as an unregistered investment company, effective October 12, 2022, the Company converted all of the investments in the Trust Account into cash, which remained in the Trust Account. On September 29, 2023, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to hold all funds in the Trust Account in an interest-bearing deposit account with a financial institution in the United States. If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements and we may abandon our efforts to complete an initial business combination, including the Transaction, and instead liquidate the Company. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

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

We expect to issue additional shares of convertible preferred stock in the Equity Forward Transaction with our Founder. In addition, We may issue additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated articles of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated articles of incorporation authorize us to issue up to 500,000,000 shares of Class A common stock, par value $0.0001 per share, 50,000,000 shares of Class B common stock, par value $0.0001 per share, and 20,000,000 shares of preferred stock, par value $0.0001 per share.

As of December 31, 2023, there were 497,883,988 and 31,250,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B common stock. The Class B common stock is automatically convertible into Class A common stock at the time of the consummation of our initial business combination, initially at a one-for-one ratio, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as described herein. There are no shares of preferred stock currently issued and outstanding.

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

However, our amended and restated articles of incorporation provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our shares of Class A common stock (except that an aggregate of up to 50,000 Independent Director Shares may at any time be issued and outstanding) (a) on any initial business combination or (b) to approve an amendment to our amended and restated articles of incorporation to (x) extend the time we have to consummate a business combination beyond May 3, 2024 or (y) amend the foregoing provisions. These provisions of our amended and restated articles of incorporation, like all provisions of our amended and restated articles of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

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

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may not be sustained. You may be unable to sell your securities unless a market can be sustained.

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

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target, subject to their fiduciary duties under Nevada law. In addition, pursuant to an agreement to be entered into on or prior to the closing of our initial public offering, our Sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as our Sponsor holds any securities covered by the registration and shareholder rights agreement.

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

Until we consummate our initial business combination, we will continue to engage in the business of identifying and combining with one or more businesses or assets. Certain of our officers and directors presently have, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including EchoStar and /or its affiliates, including DISH, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Our amended and restated articles of incorporation provide that the corporate opportunity doctrine will not apply to our directors or officers in circumstances where it would conflict with any fiduciary duties or contractual obligations they may have, and that we renounce any expectancy that our directors or officers will offer such a corporate opportunity to us, except if all of the following conditions are satisfied: (a) we have expressed an interest in the business opportunity as determined from time to time by our board of directors as evidenced by resolutions appearing in our minutes; (b) the opportunity relates to a line of business in which we are then directly engaged; (c) the director or officer is permitted to refer the opportunity to us without violating any legal obligation; and (d) in the case of a director or officer who, at the time the opportunity is presented, has a fiduciary relationship to EchoStar, and the opportunity relates to a line of business in which EchoStar and/or its affiliates, including DISH, is then engaged or has expressed an interest, the director or officer has first referred the opportunity to EchoStar, and that entity has declined to pursue the opportunity. In addition, our Sponsor, officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination.

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

On August 28, 2020, our founder purchased an aggregate of 28,750,000 founder shares for $25,000, or approximately $0.001 per share and transferred 2,875,000 founder shares to Jason Kiser, our Chief Executive Officer, for approximately the same per-share price initially paid by our founder. On October 21, 2020, our founder and Jason Kiser contributed their founder shares to our Sponsor, in return for proportionate equity interests. On October 23, 2020, our Sponsor forfeited 7,187,500 founder shares, resulting in our Sponsor holding 21,562,500 founder shares. Additionally, on December 14, 2020, our Sponsor forfeited 2,812,500 founder shares, resulting in our Sponsor holding 18,750,000 founder shares. Prior to the initial investment in the company of  $25,000 by our founder, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor purchased an aggregate of 11,333,333 private placement warrants, each exercisable for one share of Class A common stock at $11.50 per share, for an aggregate purchase price of  $17,000,000, or $1.50 per warrant, that will also be worthless if we do not complete our initial business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as May 3, 2024 nears, which is the deadline for our completion of an initial business combination.

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

In connection with our assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that if we are unable to complete a business combination by May 3, 2024, then we will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as our current cash balance and working capital deficit raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 3, 2024. We intend to complete a business combination before the mandatory liquidation date.

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

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, including, without limitation, the SPAC Final Rules discussed above, and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

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

We are a blank check company whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or assets. We have no significant operations. Therefore, while management monitors our exposure to cybersecurity risk, we have not adopted specific processes for assessing and managing such risks. The audit committee is generally responsible to discuss with management any significant risks or exposures, and as necessary report such risks or exposures to our board of directors. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

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

We face risks related to our potential future acquisitions.

Subsequent to the Closing, we anticipate to grow through acquisition opportunities including, but not limited to, disruptive technologies and infrastructure assets, which will entail special considerations and risks. If we are successful in completing such a transaction, we may be subject to, and possibly adversely affected by, the following risks:

●	if we do not develop successful new products or services or improve existing ones, our business will suffer;
●	we may invest in new lines of business that could fail to attract or retain users or generate revenue;
●	we will face significant competition and if we are not able to maintain or improve our market share, our business could suffer;
●	the loss of one or more members of our management team, or our failure to attract and retain other highly qualified personnel in the future, could seriously harm our business;
●	if our security is compromised or if one of our platforms is subjected to attacks that frustrate or thwart our users’ ability to access our products and services, our users, advertisers, and partners may cut back on or stop using our products and services altogether, which could seriously harm our business;
●	malware, viruses, hacking and phishing attacks, spamming, and improper or illegal use of our products could seriously harm our business and reputation;
●	if we are unable to successfully grow our user base and further monetize our products or services, our business will suffer;

●	if we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be seriously harmed;
●	we may be subject to regulatory investigations and proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a way that could seriously harm our business;
●	components used in our products or services may fail as a result of a manufacturing, design, or other defect over which we have no control, and render our devices inoperable;
●	an inability to manage rapid change, increasing consumer expectations and growth;
●	an inability to build strong brand identity and improve subscriber or customer satisfaction and loyalty;
●	an inability to deal with our subscribers’ or customers’ privacy concerns;
●	an inability to license or enforce intellectual property rights on which our business may depend;
●	an inability by us, or a refusal by third parties, to license content to us upon acceptable terms;
●	potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;
●	competition for the leisure and entertainment time and discretionary spending of subscribers or customers, which may intensify in part due to advances in technology and changes in consumer expectations and behavior;
●	disruption or failure of our networks, systems or technology as a result of misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events; and
●	our target company may have a significant need to raise capital to fund operations, serve customers and compete efficiently, and that capital may not be available on acceptable terms or at all.

Any of the foregoing could have an adverse impact on our operations following such a transaction, and our efforts in identifying prospective targets are not limited to any particular industry.

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

In particular, in response to Russia’s invasion of Ukraine and the conflict in Israel and the surrounding areas, the United States, the European Union, and several other countries are imposing far-reaching sanctions and export control restrictions. These rising conflicts and the resulting market volatility could adversely affect global economic, political and market conditions. Additionally, tensions between the United States and China have led to increased tariffs and trade restrictions. The United States has imposed economic sanctions on certain Chinese individuals and entities and restrictions on the export of U.S.-regulated products and technology to certain Chinese technology companies. These and other global and regional conditions may adversely impact our business and our ability to consummate our initial business combination.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We are a blank check company whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or assets. We have no significant operations. Therefore, while management monitors our exposure to cybersecurity risk, we have not adopted specific processes for assessing and managing such risk. The audit committee is generally responsible to discuss with management any significant risks or exposures, and as necessary report such risks or exposures to our board of directors. We have not encountered any cybersecurity incidents since our initial public offering. However, sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure could lead to corruption or misappropriation of proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. See Item 1A. Risk Factors, “Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss” of this Annual Report for a discussion of cybersecurity-related risks.

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

Holders

On March 28, 2024, there was one holder of record of our units, four holders of record of our Class A common stock (including shares of Class A common stock held by our independent directors), two holders of record of our warrants and one holder of record of our Class B common stock.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) within this section is focused on the years ended December 31, 2023 and 2022, including year-to-year comparisons between these years. Our MD&A for the year ended December 31, 2021 can be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Our registration statement for our Initial Public Offering was declared effective on October 29, 2020. On November 3, 2020, we consummated the Initial Public Offering of 75,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $750.0 million. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 11,333,333 Private Placement Warrants to our Sponsor at a price of $1.50 per warrant, generating gross proceeds of $17 million.

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $750.0 million was placed in the Trust Account (as defined below) and we had approximately $8,000 of cash held outside of the Trust Account as of December 31, 2023, and available for working capital purposes and to pay our taxes. We incurred $42.3 million in transaction costs, including $15 million of underwriting fees, $26.3 million of deferred underwriting fees and $1 million of other costs.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating an initial business combination.

Effective October 12, 2022, the Company converted all of the investments in the Trust Account into cash, which remained in the Trust Account. On September 29, 2023, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to hold all funds in the Trust Account in an interest-bearing deposit account with a financial institution in the United States. Accordingly, following the transfer to an interest-bearing deposit account, the amount of interest income (which we are permitted to use to pay our taxes and up to $100,000 of dissolution expenses) will again increase. Interest on such deposit account is currently approximately 4.5% per annum, but such deposit account carries a variable rate, and we cannot assure you that such rate will not decrease or increase significantly.

Proposed Initial Business Combination

On March 10, 2024, we entered into a definitive purchase and sale agreement (the “Purchase Agreement”) with EchoStar Real Estate Holding L.L.C., a subsidiary of EchoStar Corporation (“EchoStar”), which provides for our purchase from the Seller of the commercial real estate property in Littleton, Colorado, comprising the corporate headquarters of DISH Wireless, for a purchase price of $26.75 million (the “Purchase Price” and such transaction, the “Transaction”). See Item 1. Business, “Proposed Initial Business Combination” of this Annual Report for a discussion of the Transaction.

If we do not consummate the Transaction by April 29, 2024, we will not be able to demonstrate compliance with Nasdaq’s requirements and the shares of Class A Common Stock could be delisted from Nasdaq. Please see the Risk Factor entitled “Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions”. If we are unable to complete a business combination, including the Transaction, by May 3, 2024, as extended (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to our obligations under Nevada law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete a business combination within the Combination Period.

Working Capital Loans

On March 1, 2023, our Sponsor agreed to loan the Company an aggregate of up to $250,000 for working capital purposes. The Company issued a promissory note to our Sponsor to evidence the loan. On November 2, 2023, the Company issued an amended and restated promissory note (the “Restated Note”) in the principal amount of up to $550,000 to the Sponsor. The Restated Note amends, restates, replaces and supersedes that certain promissory note dated March 1, 2023, in the principal amount of $250,000. The Restated Note does not bear interest, matures on the date of consummation of the Business Combination and is subject to customary events of default. The Restated Note will be repaid only to the extent that the Company has funds available to it outside of its Trust Account established in connection with its Initial Public Offering. As of December 31, 2023, the Company had borrowed $400,000 under the Restated Note. Under the terms of the Restated Note, this working capital loan is not convertible into warrants.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from August 26, 2020 (inception) through November 3, 2020 were organizational activities, and those necessary to prepare for the Initial Public Offering, described below. Subsequent to our Initial Public Offering, we have been focused on identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. Prior to October 12, 2022, we generated non-operating income in the form of interest income on proceeds derived from the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative warrant liabilities at each reporting period.

Effective October 12, 2022, the Company converted all of the investments in the Trust Account into cash, which remained in the Trust Account. On September 29, 2023, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to hold all funds in the Trust Account in an interest-bearing deposit account with a financial institution in the United States. Accordingly, following the transfer to an interest-bearing deposit account, the amount of interest income (which we are permitted to use to pay our taxes and up to $100,000 of dissolution expenses) will again increase. Interest on such deposit account is currently approximately 4.5% per annum, but such deposit account carries a variable rate, and we cannot assure you that such rate will not decrease or increase significantly.

For the year ended December 31, 2022, we had net income of $24,194,749, which was primarily related to a change in fair value of derivative warrant liabilities of $21,359,166 and included interest income of $4,937,551, partially offset by income tax expense of $1,213,218 and general and administrative expenses of $888,749.

For the year ended December 31, 2023, we had net loss of $5,994,501, which was primarily related to a change in fair value of derivative warrant liabilities of $4,693,000 and included income tax expense of $65,469, loss on equity forward of $325,000 and general and administrative expenses of $1,178,513, partially offset by interest income of $267,481.

Liquidity and Capital Resources

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through the receipt of $25,000 from Charles W. Ergen (the “Founder”) in exchange for the issuance of the founder shares, and a promissory note (the “Note”) issued by the Founder. We repaid the Note on November 3, 2020.

On November 3, 2020, we consummated the Initial Public Offering of 75,000,000 Units at a price of $10.00 per unit generating gross proceeds of $750.0 million. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 11,333,333 private placement warrants (the “Private Placement Warrants”) to our Sponsor at a price of $1.50 per warrant, generating gross proceeds of $17 million.

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $750.0 million was placed in the trust account (the “Trust Account”) and we had approximately $8,000 of cash held outside of the Trust Account as of December 31, 2023, and available for working capital purposes and to pay our taxes. We incurred $42.3 million in transaction costs, including $15 million of underwriting fees, $26.3 million of deferred underwriting fees and $1 million of other costs in connection with our Initial Public Offering and the sale of the Private Placement Warrants.

In connection with the Third Extension, stockholders holding 607,993 shares of Class A common stock (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result of the Third Extension Redemptions, approximately $6.3 million (approximately $10.42 per share) was removed from the Trust Account to pay such redeeming holders and approximately $22.0 million remained in the Trust Account.

For the year ended December 31, 2022, net cash used in operating activities was $547,392, principally due to the payment of general and administrative expenses during the year.

For the year ended December 31, 2023, net cash used in operating activities was $1,789,134 principally due to the payment of general and administrative expenses during the year.

For the year ended December 31, 2023, net cash provided by investing activities was $62,544,762, offset by cash used in financing activities of $(62,144,762) relating to the liquidation and conversion to cash of investments and to Class A stock redemptions. As of December 31, 2022 and December 31, 2023, we had cash and marketable securities held in the Trust Account of $84,243,386 and $21,966,104, respectively. The decrease in cash and marketable securities was primarily due to Class A stock redemptions and income tax payments.

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

On March 1, 2023, our Sponsor agreed to loan the Company an aggregate of up to $250,000 for working capital purposes. The Company issued a promissory note to our Sponsor to evidence the loan. On November 2, 2023, the Company issued an amended and restated promissory note (the “Restated Note”) in the principal amount of up to $550,000 to the Sponsor. The Restated Note amends, restates, replaces and supersedes that certain promissory note dated March 1, 2023, in the principal amount of $250,000. The Restated Note does not bear interest, matures on the date of consummation of the Business Combination and is subject to customary events of default. The Restated Note will be repaid only to the extent that the Company has funds available to it outside of its Trust Account established in connection with its Initial Public Offering. As of December 31, 2023, the Company had borrowed $400,000 under the Restated Note. Under the terms of the promissory note, this working capital loan is not convertible into warrants.

We may need to raise additional funds in order to meet the expenditures required for operating our business. If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating and consummating our initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. Lastly, the Company will be required to liquidate and dissolve if the Business Combination is not completed by May 3, 2024, unless extended. The Company intends to complete a Business Combination before the mandatory liquidation date as it may be extended in accordance with the Company’s Articles.

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

Our Public and Private Placement Warrants meet the criteria as liability classified derivative instruments and are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the Statements of Operations. We will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the Private Placement Warrants. At that time, the portion of the liability related to the Private Placement Warrants will be reclassified to additional paid-in capital.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Effective October 12, 2022, the Company converted all of the investments in the Trust Account into cash, which remained in the Trust Account. On September 29, 2023, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to hold all funds in the Trust Account in an interest-bearing deposit account with a financial institution in the United States. Accordingly, following the transfer to an interest-bearing deposit account, the amount of interest income (which we are permitted to use to pay our taxes and up to $100,000 of dissolution expenses) will again increase. Interest on such deposit account is currently approximately 4.5% per annum, but such deposit account carries a variable rate, and we cannot assure you that such rate will not decrease or increase significantly.

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

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, are recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, due to the material weakness we have identified in our internal control over financial reporting described in management’s report on internal controls over financial reporting set forth below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. Based on that assessment, management concluded that, due to the material weakness we have identified in our internal control over financial reporting described below, our internal control over financial reporting was not effective as of December 31, 2023.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Our management concluded that there was a material weakness related to our accounting for complex financial instruments in internal control over financial reporting as of December 31, 2023. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our accounting for complex financial instruments, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. We can offer no assurance that our remediation plan will ultimately have the intended effects.

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

Item 9B.   Other Information

On March 25, 2024, the Company issued an amended and restated promissory note (the “Second Restated Note”) to the Sponsor. The Second Restated Note amends, restates, replaces and supersedes the Restated Note to increase the principal amount available for borrowings thereunder from up to $550,000 to up to $900,000. As of March 28, 2024, the Company had borrowed $900,000 under the Second Restated Note.

On March 25, 2024, the Company waived the lock-up restrictions set forth in Section 7(a) of that certain letter agreement among the Company, the Sponsor, and the other initial stockholders with respect to 9,375,000 Founder Shares held by the Sponsor, which will allow the Sponsor to transfer any or all of such shares without regard to such restrictions after the completion of our initial business combination, subject to restrictions under applicable securities laws.

On March 25, 2024, the Company and the Subscriber entered into an amendment to the Subscription Agreement amending the terms of the Preferred Stock issuable thereunder contingent upon, and substantially concurrently with, the consummation of the Transaction, to provide that (i) the issuance of shares of the Company’s common stock on conversion of the Preferred Stock will be subject to prior approval of the Company’s shareholders to the extent (and only to the extent) that such conversion would require stockholder approval under Nasdaq Rule 5635, and (ii) at any time and from time to time following the issuance of the Preferred Stock, the Company may redeem the Preferred Stock in whole or in part, at the option of the Company, at a price equal to $11.50 per share.

Part III

Item 10.Directors, Executive Officers and Corporate Governance

Officers and Directors

Our officers and directors are as follows:

Name	Age	Position
Charles W. Ergen	71	Chairman
Kyle Jason Kiser	59	Chief Executive Officer, Director
Gerald Gorman	68	Director
David K. Moskowitz	65	Director
Adrian Steckel	56	Director

Charles W. Ergen.   Mr. Ergen is our founder and has served as our Chairman since our formation. He also serves as executive Chairman of EchoStar and has been Chairman of the board of directors of EchoStar since its formation. During the past five years, Mr. Ergen served as executive chairman and chairman of the board of directors of DISH and has held various executive officer and director positions with DISH and its subsidiaries including the position of Chief Executive Officer, which he held most recently from March 2015 to December 2017. During 1980, Mr. Ergen co-founded DISH with his future spouse, Cantey M. Ergen, and James DeFranco.

Kyle Jason Kiser.   Mr. Kiser has served as our Chief Executive Officer and Director since our formation. He served as Treasurer of DISH from 2008 to 2023, and has been employed by entities owned or controlled by Mr. Ergen for over 30 years. Since joining EchoSphere Corporation (later DISH) in 1987, he has held various operational, managerial and financial positions.

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

Our Sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as our Sponsor holds any securities covered by the registration and stockholder rights agreement.

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

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including EchoStar, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. In addition, such entities may compete with us for business combination opportunities and, if such opportunities are pursued by such entities, we may be precluded from pursuing such opportunities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and may only decide to present it to us if such entity rejects the opportunity and consummating the same would not violate any restrictive covenants to which such officers and directors are subject. Our amended and restated articles of incorporation provide that the corporate opportunity doctrine does not apply to our directors or officers in circumstances where it would conflict with any fiduciary duties or contractual obligations they may have, and that we renounce any expectancy that our directors or officers will offer such a corporate opportunity to us, except if all of the following conditions are satisfied: (a) we have expressed an interest in the business opportunity as determined from time to time by our board of directors as evidenced by resolutions appearing in our minutes; (b) the opportunity relates to a line of business in which we are then directly engaged; (c) the director or officer is permitted to refer the opportunity to us without violating any legal obligation; and (d) in the case of a director or officer who, at the time the opportunity is presented, has a fiduciary relationship to EchoStar, and the opportunity relates to a line of business in which EchoStar and/or its affiliates, including DISH, is then engaged or has expressed an interest, the director or officer has first referred the opportunity to EchoStar, and that entity has declined to pursue the opportunity.

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

Our amended and restated articles of incorporation also provide that we may enter into future transactions with DISH and EchoStar, including agreements not to compete and agreements causing each company’s directors and officers to allocate business opportunities between us, EchoStar and/or its affiliates, including DISH.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2024 based on information obtained from the persons named below and filings on Schedule 13-G made with the SEC, with respect to the beneficial ownership of shares of our common stock, by:

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

	Class A Common Stock		Class B Common Stock
	Number of		Number of
	Shares		Shares
	Beneficially		Beneficially
Name and Address of Beneficial Owners(1)	Owned	% of Class	Owned (2)	% of Class
Moore Capital Management LP (3)	1,500,000	70.9%	—	—
Jane Street Capital, LLC (4)	136,855	6.5%	—	—
nXgen Opportunities, LLC (5)	—	—	18,750,000	100%
Charles W. Ergen (5)	—	—	18,750,000	100%
Kyle Jason Kiser	—	—	—	—
Gerald Gorman	10,000	*	—	—
David K. Moskowitz	10,000	*	—	—
Adrian Steckel	10,000	*	—	—
All directors and executive officers as a group (five individuals)	30,000	1.5%	18,750,000	100%

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

(3)  Holdings as of December 31, 2023 as reported on Schedule 13G filed by Moore Capital Management LP (“MCM”), a Delaware limited partnership, MMF LT, LLC (“MMF”), Moore Global Investments, LLC (“MGI”) and Moore Capital Advisors, L.L.C. (“MCA”), each a Delaware limited liability company, and Mr. Louis M. Bacon, in his capacity as chairman, chief executive officer and director of MCM. According to Schedule 13G, MCM, as the investment manager of MMF, has voting and investment control over the shares held by MMF. MGI and MCA are the sole owners of MMF. Mr. Bacon controls the general partner of MCM, is the chairman and director of MCA, and is the indirect majority owner of MMF.

(4)  Holdings as of December 31, 2023 as reported on Schedule 13G filed by Jane Street Group, LLC.

(5)  Our Sponsor is the record holder of the shares reported herein. Charles W. Ergen controls our Sponsor. Charles W. Ergen disclaims beneficial ownership over any securities owned by our Sponsor other than to the extent of his pecuniary interest therein.

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

In connection with the First Extension, our Sponsor agreed to advance to us (i) $0.02 for each public share that was not redeemed in connection with the First Special Meeting plus (ii) $0.02 for each public share that is not redeemed for each subsequent calendar month commencing on December 3, 2022, and on the 3rd day of each subsequent month, or portion thereof, that we required to complete a business combination from November 3, 2022 until June 3, 2023 (such advances, the “First Extension Loans”). In connection with the First Extension, 66,651,616 shares of Class A common stock were redeemed in the First Extension Redemptions and 8,348,384 shares of Class A Common Stock were not redeemed. Our Sponsor had advanced a total of $1,168,774 to the Trust Account as of December 31, 2023. The First Extension Loans do not bear interest to our Sponsor or its designee and are repayable by us to our Sponsor or its designee upon the earlier of: (i) the consummation of an initial business combination or (ii) our liquidation. Our Sponsor has waived any and all rights to the monies held in the Trust Account with respect to those First Extension Loans. At the option of our Sponsor, up to $1,500,000 of the First Extension Loans may be converted into warrants identical to the Private Placement Warrants, at $1.50 per warrant.

On October 31, 2022, we issued a promissory note in the principal amount of up to $1,168,774 to our Sponsor (the “First Extension Note”), evidencing our indebtedness with respect to the First Extension Loans. As of December 31, 2023, the balance of the First Extension Note was $1,168,774.

In connection with the Second Extension, our Sponsor agreed to advance to us (i) $0.04 for each public share that was not redeemed in connection with the Second Special Meeting plus (ii) $0.04 for each public share that is not redeemed for each subsequent calendar month commencing on July 3, 2023, and on the 3rd day of each subsequent month, or portion thereof, that we require to complete a business combination from June 3, 2023 until November 3, 2023 (such advances, the “Second Extension Loans”). In connection with the Second Extension, 5,650,122 shares of Class A common stock were redeemed in the Second Extension Redemptions and 2,698,262 shares of Class A Common Stock were not redeemed. Our Sponsor had advanced a total of $539,652 to the Trust Account as of December 31, 2023. The Second Extension Loans do not bear interest to our Sponsor or its designee and are repayable by us to our Sponsor or its designee upon the earlier of: (i) the consummation of an initial business combination or (ii) our liquidation. Our Sponsor has waived any and all rights to the monies held in the Trust Account with respect to those Second Extension Loans. At the option of our Sponsor, up to $300,000 of the Second Extension Loans may be converted into warrants identical to the Private Placement Warrants, at $1.50 per warrant.

On June 2, 2023, we issued a promissory note in the principal amount of up to $539,652 to our Sponsor (the “Second Extension Note”), evidencing our indebtedness with respect to the Second Extension Loans. As of December 31, 2023, the balance of the Second Extension Note was $539,652.

In connection with the Third Extension, 607,993 shares of Class A common stock were redeemed in the Third Extension Redemptions and 2,090,269 shares of Class A Common Stock were not redeemed.

On November 2, 2023, the Company issued an amended and restated promissory note (the “Restated Note”) in the principal amount of up to $550,000 to our Sponsor. The Restated Note amends, restates, replaces and supersedes that certain promissory note dated March 1, 2023, in the principal amount of $250,000. The Note does not bear interest, matures on the date of consummation of the Business Combination and is subject to customary events of default. The Restated Note will be repaid only to the extent that the Company has funds available to it outside of its trust account established in connection with its initial public offering. As of December 31, 2023, the Company had borrowed $400,000 under the Restated Note.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Form 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2022 and December 31, 2023 totaled $115,240 and $122,200, respectively. The above amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards for the years ended December 31, 2022 and December 31, 2023.

Tax Fees. We did not pay Withum for tax planning and tax advice for the years ended December 31, 2022 and December 31, 2023.

All Other Fees. We did not pay Withum for other services for the years ended December 31, 2022 and December 31, 2023.

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

3.1	Third Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 8, 2023).
3.3	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 3, 2020).
4.1

Warrant Agreement, dated October 29, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2020).

4.2	Description of Securities (Incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed on March 1, 2023).
10.1

Letter Agreement, dated October 29, 2020, by and among the Company, its executive officers, its directors and nXgen Opportunities, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2020).

10.2

Investment Management Trust Agreement, dated October 29, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee  (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 3, 2020).

10.3

Registration Rights and Stockholder Agreement, dated October 29, 2020, by and among the Company, nXgen Opportunities, LLC and the other holders party thereto  (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 3, 2020).

10.4

Private Placement Warrants Purchase Agreement, dated October 29, 2020, by and among the Company and nXgen Opportunities, LLC  (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on November 3, 2020).

10.5

Form of Indemnity Agreement between the Company and each of the officers and directors of the Company  (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on November 3, 2020).

10.6	Promissory note (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 1, 2022)
10.7	Promissory Note (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8 - K filed on May 9, 2023)
10.8	Amended and Restated Promissory Note (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8 - K filed on November 8, 2023)
10.9	Subscription Agreement, dated November 1, 2023. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8 - K filed on November 1, 2023)
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

CONX Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CONX Corp. (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional capital or complete a business combination by May 3, 2024, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 28, 2024

PCAOB ID: 100

CONX Corp.

BALANCE SHEETS

	December 31,	December 31,
	2023	2022
Assets:
Current assets:
Cash	$8,162	$1,397,296
Prepaid expenses	9,166	23,105
Total current assets	17,328	1,420,401
Cash held in trust account	21,966,104	84,243,386
Total assets	$21,983,432	$85,663,787
Liabilities, Class A Common Stock Subject to Redemption, and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$76,826	$19,114
Working capital loan – related party	400,000	—
Extension notes – related party	1,708,426	333,935
Accrued expenses	1,097,000	575,300
Accrued excise tax payable	639,193	—
Income taxes payable	70,011	1,208,515
Total current liabilities	3,991,456	2,136,864
Deferred legal fees	275,000	275,000
Deferred underwriting fee payable	26,250,000	26,250,000
Equity forward liability	325,000	—
Derivative warrant liabilities	9,205,500	4,512,500
Total liabilities	40,046,956	33,174,364
Commitments and Contingencies

Class A common stock subject to possible redemption, 2,090,269 shares at redemption value of $10.51 per share at December 31, 2023 and 8,348,384 shares at redemption value of $10.09 per share at December 31, 2022	21,966,104	84,243,386
Stockholders’ Deficit :
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued or outstanding at December 31, 2023 and 2022	—	—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized; 30,000 shares issued and outstanding at December 31, 2023 and 2022	3	3
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 18,750,000 shares issued and outstanding at December 31, 2023 and 2022	1,875	1,875
Accumulated deficit	(40,031,506)	(31,755,841)
Total Stockholders’ Deficit	(40,029,628)	(31,753,963)
Total Liabilities, Class A Common Stock Subject to Redemption, and Stockholders’ Deficit	$21,983,432	$85,663,787

The accompanying notes are an integral part of the financial statements.

CONX Corp.

STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	December 31, 2023	December 31, 2022
General and administrative expenses	$1,178,513	$888,749
Loss from operations	(1,178,513)	(888,749)
Other income
Change in fair value of equity forward	(325,000)	—
Change in fair value of derivative warrant liabilities	(4,693,000)	21,359,166
Interest income on investments held in Trust Account	267,481	4,937,551
Total other (loss) income	(4,750,519)	26,296,717
(Loss) income before income tax provision	(5,929,032)	25,407,968
Income tax provision	65,469	1,213,218
Net (loss) income	$(5,994,501)	$24,194,750
Weighted average common shares outstanding, basic and diluted
Class A – Common stock	5,047,364	64,226,579
Class B – Common stock	18,750,000	18,750,000
Basic and diluted net (loss) income per common share
Class A – Common stock	$(0.25)	$0.29
Class B – Common stock	$(0.25)	$0.29

The accompanying notes are an integral part of the financial statements.

CONX Corp.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock				Additional
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance January 1, 2023	30,000	$3	18,750,000	$1,875	$—	$(31,755,841)	$(31,753,963)
Accretion adjustment	—	—	—	—	—	(1,641,971)	(1,641,971)
Excise tax imposed on common stock redemption	—	—	—	—	—	(639,193)	(639,193)
Net loss	—	—	—	—	—	(5,994,501)	(5,994,501)
Balance—December 31, 2023	30,000	$3	18,750,000	$1,875	$—	$(40,031,506)	$(40,029,628)

	Common Stock				Additional
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance January 1, 2022	30,000	$3	18,750,000	$1,875	$—	$(51,793,069)	$(51,791,191)
Accretion adjustment	—	—	—	—	—	(4,157,522)	(4,157,522)
Net income	—	—	—	—	—	24,194,750	24,194,750
Balance-December 31, 2022	30,000	$3	18,750,000	$1,875	$—	$(31,755,841)	$(31,753,963)

The accompanying notes are an integral part of the financial statements.

CONX Corp.

STATEMENTS OF CASH FLOWS

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2023	2022
Operating Activities
Net (loss) income	$(5,994,501)	$24,194,750
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(267,481)	(4,937,551)
Change in fair value of derivative warrant liabilities	4,693,000	(21,359,166)
Change in fair value of equity forward liability	325,000	—
Changes in operating assets and liabilities:
Prepaid expenses	13,938	46,895
Other receivable	—	3,508
Accounts payable	57,714	19,114
Accrued expenses	521,700	289,289
Income taxes payable	(1,138,504)	1,195,769
Net cash used in operating activities	(1,789,134)	(547,392)
Investing Activities
Deposit of cash into trust account	(1,374,491)	—
Cash distributed from Trust Account	63,919,253	670,774,520
Net cash provided by investing activities	62,544,762	670,774,520
Financing Activities
Redemptions of Class A common stock	(63,919,253)	(669,914,136)
Cash from Working Capital Loan	400,000	—
Proceeds from extension notes payable	1,374,491	333,935
Net cash used in financing activities	(62,144,762)	(669,580,201)
Net change in cash	(1,389,134)	646,927
Cash—beginning of the year	1,397,296	750,369
Cash—end of the year	$8,162	$1,397,296
Supplemental Cash Flow Information
Cash paid for income taxes	$1,190,035	$—
Supplemental Disclosure of Non-cash Financing and Investing Activities
Excise tax liability accrued for common stock redemptions	$639,193	$—

The accompanying notes are an integral part of the financial statements.

CONX Corp.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Note 1—Description of Organization, Business Operations and Basis of Presentation

CONX Corp. (the “Company” or “we,” “our” or “us”) was incorporated in Nevada on August 26, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or assets (the “Business Combination”).

As of December 31, 2023, the Company had not commenced operations. All activity for the period from August 26, 2020 (inception) through December 31, 2023 relates to the Company’s initial public offering and subsequent search for a potential Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest.

The Company’s Sponsor is nXgen Opportunities, LLC, a Colorado limited liability company (the “Sponsor”). The registration statement for the Initial Public Offering was declared effective on October 29, 2020. On November 3, 2020, the Company consummated the Initial Public Offering of 75,000,000 Units (the “Units” and the shares of Class A common stock included in the Units, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $750.0 million (the “Initial Public Offering”), and incurring offering costs of approximately $42.3 million, inclusive of approximately $26.3 million in deferred underwriting commissions (see Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 11,333,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to our Sponsor, each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $17.0 million (see Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, a total of $750.0 million ($10.00 per Unit), consisting of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement, was placed in a trust account (“Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and is invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business Combination or (ii) the distribution of the Trust Account as described below. Effective October 12, 2022, the Company converted all of its investments in the Trust Account into cash (as discussed above). On September 29, 2023, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to hold all funds in the Trust Account in an interest-bearing deposit account with a financial institution in the United States. Accordingly, following the transfer to an interest-bearing deposit account, the amount of interest income (which we are permitted to use to pay taxes and up to $100,000 of dissolution expenses) will again increase. Interest on such deposit account is currently approximately 4.5% per annum.

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

In connection with the First Extension, our Sponsor agreed to advance to the Company (i) $0.02 for each public share that was not redeemed in connection with the First Special Meeting plus (ii) $0.02 for each public share that is not redeemed for each subsequent calendar month commencing on December 3, 2022, and on the third day of each subsequent month, or portion thereof, that the Company required to complete a business combination from November 3, 2022 until June 3, 2023 (such advances, the “First Extension Loans”). In connection with the First Extension, 66,651,616 shares of Class A common stock were redeemed in the First Extension Redemptions and 8,348,384 shares of Class A Common Stock were not redeemed. As a result, the aggregate monthly First Extension Loans payable by our Sponsor to us were $166,968. Our Sponsor had advanced a total of $1,168,774 to the Trust Account as of December 31, 2023. The First Extension Loans do not bear interest to our Sponsor or its designee and are repayable by us to our Sponsor or its designee upon the earlier of (i) the consummation of an initial business combination or (ii) the Company’s liquidation. Our Sponsor has waived any and all rights to the monies held in the Trust Account with respect to those First Extension Loans. At the option of our Sponsor, up to $1,500,000 of the First Extension Loans may be converted into warrants identical to the Private Placement Warrants, at $1.50 per warrant.

On October 31, 2022, the Company issued a promissory note in the principal amount of up to $1,168,774 to our Sponsor (the “First Extension Note”), evidencing the Company’s indebtedness with respect to the First Extension Loans. As of December 31, 2023, the balance of the First Extension Note was $1,168,774.

The Company filed a Form 8-K on June 2, 2023 notifying stockholders of the approval at the meeting of stockholders held on June 1, 2023 (the “Second Special Meeting”) to extend the date by which the Company was required to consummate a business combination from June 3, 2023 to November 3, 2023 (the “Second Extension”). Stockholders holding 5,650,122 shares of Class A common stock (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $57.6 million (approximately $10.19 per share) was removed from the Trust Account to pay such redeeming holders (the “Second Extension Redemptions”).

In connection with the Second Extension, our Sponsor agreed to advance to us (i) $0.04 for each public share that was not redeemed in connection with the Second Special Meeting plus (ii) $0.04 for each public share that is not redeemed for each subsequent calendar month commencing on July 3, 2023, and on the third day of each subsequent month, or portion thereof, that the Company requires to complete a business combination from June 3, 2023 until November 3, 2023 (such advances, the “Second Extension Loans”). In connection with the Second Extension, 5,650,122 shares of Class A common stock were redeemed in the Second Extension Redemptions and 2,698,262 shares of Class A Common Stock were not redeemed. As a result, the aggregate monthly Second Extension Loans payable by our Sponsor to us were $107,930. Our Sponsor had advanced a total of $539,652 to the Trust Account as of December 31, 2023. The Second Extension Loans do not bear interest to our Sponsor or its designee and are repayable by us to our Sponsor or its designee upon the earlier of (i) the consummation of an initial business combination or (ii) our liquidation. Our Sponsor has waived any and all rights to the monies held in the Trust Account with respect to those Second Extension Loans. At the option of our Sponsor, up to $300,000 of the Second Extension Loans may be converted into warrants identical to the Private Placement Warrants, at $1.50 per warrant.

On June 2, 2023, the Company issued a promissory note in the principal amount of up to $539,652 to our Sponsor (the “Second Extension Note”), evidencing our indebtedness with respect to the Second Extension Loans. As of December 31, 2023, the balance of the Second Extension Note was $539,652.

The Company filed a Form 8-K on November 8, 2023 notifying stockholders of the approval at the meeting of stockholders held on November 3, 2023 (the “Third Special Meeting”) to extend the date by which the Company must consummate a business combination from November 3, 2023 to May 3, 2024 (the “Third Extension”). In connection with the Third Extension, stockholders holding 607,993 shares of Class A common stock (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $6.3 million (approximately $10.42 per share) was removed from the Trust Account to pay such redeeming holders. The Third Extension will provide the Company with additional time to complete a business combination.

On March 1, 2023, our Sponsor agreed to loan the Company an aggregate of up to $250,000 for working capital purposes. The Company issued a promissory note to our Sponsor to evidence the loan. On November 2, 2023, the Company issued an amended and restated promissory note (the “Restated Note”) in the principal amount of up to $550,000 to the Sponsor. The Restated Note amends, restates, replaces and supersedes that certain promissory note dated March 1, 2023, in the principal amount of $250,000. The Restated Note does not bear interest, matures on the date of consummation of the Business Combination and is subject to customary events of default. The Restated Note will be repaid only to the extent that the Company has funds available to it outside of its Trust Account established in connection with its Initial Public Offering. As of December 31, 2023, the Company had borrowed $400,000 under the Restated Note. Under the terms of the promissory note, this working capital loan is not convertible into warrants.

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

The Company will provide holders of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares (as defined below) upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account. The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by any deferred underwriting commissions (as discussed in Note 5). In accordance with Accounting Standards Codification (“ASC”) 480-10-S99, “Distinguishing Liabilities From Equity”, redemption provisions not solely within the control of the Company require common stock subject to possible redemption to be classified outside of permanent equity. The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. In connection with a Business Combination, the Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Articles of Incorporation (the “Articles of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4), the independent directors have agreed to vote the shares granted to them as compensation (the “Independent Director Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders and independent directors have agreed to waive their redemption rights with respect to their Founder Shares, the Independent Director Shares and Public Shares in connection with the completion of a Business Combination.

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

Our Sponsor, Messrs. Charles W. Ergen and Jason Kiser (the “initial stockholders”) have agreed not to propose an amendment to the Articles of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination by May 3, 2024, as extended (the “Combination Period”) or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

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

The initial stockholders and independent directors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Independent Director Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders or independent directors acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, our Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective targets or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Going Concern

Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). As of December 31, 2023, the Company had borrowed $400,000 under the Working Capital Loans.

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

On December 27, 2022, the Treasury published Notice 2023-2, which provided clarification on some aspects of the application of the excise tax. The notice generally provides that if a publicly traded U.S. corporation completely liquidates in a liquidation to which Section 331 of the Internal Revenue Code (“Code”) applies (so long as Section 332(a) of the Code also does not apply), distributions in such complete liquidation and other distributions by such corporation in the same taxable year in which the final distribution in complete liquidation is made are not subject to the excise tax. Consequently, we would not expect the 1% excise tax to apply if there is a complete liquidation of the Company under Section 331 of the Code.

Any excise tax that may be imposed on any redemption or other repurchase effected by us, in connection with a business combination, extension vote or otherwise, would be payable by us and not by the redeeming holder, it could cause a reduction in the value of our Class A Common Stock or cash available for distribution in a subsequent liquidation. Whether and to what extent we would be subject to the excise tax in connection with a business combination will depend on a number of factors, including (i) the structure of the business combination, (ii) the fair market value of the redemptions and repurchases in connection with the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or any other equity issuances within the same taxable year of the business combination) and (iv) the content of any subsequent regulations, clarifications, and other guidance issued by the Treasury. The Company does not intend to use the proceeds placed in the Trust Account to pay excise taxes or other fees or taxes similar in nature (if any) that may be imposed on the Company pursuant to any current, pending or future rules or laws, including any excise tax due imposed under the IR Act on any redemptions in connection with the Extension or a business combination by the Company.

During the year ended December 31, 2023, holders of 6,294,164 shares of Class A common stock exercised their right to redeem their shares for an aggregate redemption amount of $63,919,253. As a result, the Company has accrued for and recorded a 1% excise tax liability in the amount of $639,193 on the Balance Sheet as of December 31, 2023 (see Note 5).

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

Derivative Financial Instruments

The Company evaluated the Public and Private Warrants and the Equity Forward as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”).

The Company’s Public and Private Warrants derivative instruments are recorded at fair value as of the Initial Public Offering (November 3, 2020) and re-valued at each reporting date, with changes in the fair value reported in the Statements of Operations. Derivative assets and liabilities are classified on the Balance Sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the Balance Sheet date. The Company has determined the Warrants are a derivative instrument. As the Warrants meet the definition of a derivative the Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurements and Disclosures,” with changes in fair value recognized in the Statements of Operations in the period of change.

The Equity Forward is a liability classified instrument in accordance with ASC 480 because the underlying instrument contains a contingent redemption feature. The Equity Forward was recorded at fair value on the date of issuance and re-valued at each reporting period, with changes in the fair value reported in the Statements of Operations. The Equity Forward is classified on the Balance Sheets as current or non-current based on whether or not the contingent redemption feature could be required within 12 months of the Balance Sheet date.

Investments and Cash Held in Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, the Company was required to place net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement in a Trust Account, which had been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by management of the Company. Investments held in the Trust Account were classified as trading securities and presented on the Balance Sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account were included in interest income on investments held in Trust Account in the accompanying Statements of Operations.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2023 and no cash equivalents held outside the Trust Account as of December 31, 2022.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting commissions and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses or income in the Statements of Operations. Offering costs associated with the Class A common stock were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Effective October 31, 2022, the redemption amount was increased (i) $0.02 for each public share that was not redeemed as of October 31, 2022, plus (ii) $0.02 for each public share that is not redeemed for each subsequent calendar month commencing on December 3, 2022, and on the third day of each subsequent month, or portion thereof, that we required to complete a business combination from November 3, 2022 until June 3, 2023. Each additional contribution was deposited in the Trust Account on or before the third day of such calendar month. Our Sponsor agreed to advance such amounts through the First Extension Note (see Note 4).

Effective June 2, 2023, the redemption amount was increased (i) $0.04 for each public share that was not redeemed as of June 2, 2023, plus (ii) $0.04 for each public share that is not redeemed for each subsequent calendar month commencing on July 3, 2023, and on the third day of each subsequent month, or portion thereof, that is required to complete a Business Combination from June 3, 2023 until November 3, 2023. Each additional contribution was deposited in the Trust Account on or before the third day of such calendar month. Our Sponsor agreed to advance such amounts through the Second Extension Note (see Note 4).

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

Net (loss) income Per Share of Common Stock

Net (loss) income per share of common stock is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding for the period. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the Class A common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value. When calculating its diluted net (loss) income per share, the Company has not considered the effect of the Warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the Warrants is contingent upon the occurrence of future events. The calculation excludes 18,750,000 Public Warrants, 11,333,333 Private Placement Warrants, and any Private Placement Warrants that would be issued as a result of the conversion of advances from the First Extension Note and Second Extension Note (see Note 4) into warrants.

	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share
Numerator:
Allocation of net (loss) income	$(1,271,419)	$(4,723,082)	$18,727,526	$5,467,224
Denominator:
Basic and diluted weighted average shares outstanding	5,047,364	18,750,000	64,226,579	18,750,000
Basic and diluted net (loss) income per share	$(0.25)	$(0.25)	$0.29	$0.29

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed de minimis as of December 31, 2023 and 2022.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

The following is a summary of the Company’s net deferred tax asset (liability):

	December 31,	December 31,
Deferred tax asset (liability)	2023	2022
Startup and organizational costs	$394,830	$234,069
Accrued expenses	268,502	140,810
Total deferred tax asset (liability)	663,332	374,879
Valuation allowance	(663,332)	(374,879)
Deferred tax asset (liability), net of allowance	$—	$—

The income tax provision consists of the following:

	For the Years Ended
	December 31,	December 31,
	2023	2022
Federal
Current expense	$65,469	$995,966
Deferred benefit (expense)	247,488	220,738

State and Local
Current	—	217,252
Deferred	40,965	55,054
Change in valuation allowance	(288,453)	(275,792)
Income tax provision	$65,469	$1,213,218

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows for the years ended December 31, 2023 and 2022:

	2023	2022
Statutory federal income tax rate (benefit)	21.0%	21.0%
Change in fair value of derivative warrant liabilities and equity forward	(17.6)%	(17.7)%
Change in valuation allowance	(4.1)%	0.7%
Income tax expense	(0.7)%	4.0%

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

Note 4—Related Party Transactions

Founder Shares

On August 28, 2020, Charles W. Ergen (the “Founder”) purchased an aggregate of 28,750,000 shares of the Company’s Class B common stock (the “Founder Shares”) for $25,000, or approximately $0.001 per share and transferred 2,875,000 Founder Shares to Jason Kiser, the Company’s Chief Executive Officer, for approximately the same per-share price initially paid by the Founder. On October 21, 2020, the Founder and Mr. Kiser contributed their Founder Shares to our Sponsor, in return for proportionate equity interests, resulting in our Sponsor holding 28,750,000 Founder Shares. On October 23, 2020, our Sponsor forfeited 7,187,500 Founder Shares, resulting in our Sponsor holding 21,562,500 Founder Shares. All share and per share amounts have been restated to reflect the forfeited shares. On December 14, 2020, as a result of the underwriters not exercising the over-allotment option, our Sponsor forfeited 2,812,500 Founder Shares, resulting in our Sponsor holding 18,750,000 Founder Shares. On October 23, 2020, the Company granted 10,000 Independent Director Shares to Gerald Gorman, and on January 27, 2021, the Company granted 10,000 Independent Director Shares to Adrian Steckel. On October 29, 2021, Mr. David K. Moskowitz was appointed as a new director to the board of directors of the Company and was granted 10,000 Independent Director Shares.

Subscription Agreement

On November 1, 2023, the Company entered into a subscription agreement (the “Subscription Agreement”) with the Founder (the “Subscriber”). Pursuant to the Subscription Agreement, the Subscriber agreed, subject to the closing of the Company’s initial business combination, to purchase, and the Company agreed to issue and sell to the Subscriber, 17,391,300 shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Preferred Stock”), at an aggregate purchase price of approximately $200 million, or $11.50 per share (the “Equity Forward Transaction” or “Equity Forward”). The closing of the Equity Forward Transaction is contingent upon, and is expected to occur substantially concurrently with, the consummation of the Company’s initial business combination.

In connection with the closing of the Equity Forward Transaction, the Company will file a Certificate of Designation for the Preferred Stock in substantially the form attached as an exhibit to the Subscription Agreement (the “Certificate of Designation”) with the Secretary of State of the State of Nevada setting forth the terms, rights, obligations and preferences of the Preferred Stock. Pursuant to the Certificate of Designation, on the tenth trading day following the date on which the volume-weighted average price for the Company’s common stock over any twenty trading days within any preceding thirty consecutive trading day period is greater than or equal to $11.50, each share of Preferred Stock will mandatorily be converted into shares of the Corporation’s Class A common stock on a one-for-one basis, subject to certain customary adjustments for stock dividends, stock splits and similar corporate actions.

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

The initial stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of (i) 180 days after the completion of the initial Business Combination and (ii) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property.

Upon filing the Certificate of Designation, the Series A Convertible Preferred Stock will provide for a mandatory redemption at $11.50 that is five years from the date of issuance, unless converted to Class A common stock at an earlier date. This redemption feature requires the financial instrument to be liability classified and reported at fair value for each reporting period, which is reported as Equity Forward in the Balance Sheet as of December 31, 2023.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 11,333,333 Private Placement Warrants to our Sponsor, each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $17.0 million.

Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to our Sponsor was added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by our Sponsor or its permitted transferees.

Our Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Related Party Loans

IPO Expense Loan

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

On March 1, 2023, our Sponsor agreed to loan the Company an aggregate of up to $250,000 for working capital purposes. The Company issued a promissory note to our Sponsor to evidence the loan. On November 2, 2023, the Company issued an amended and restated promissory note (the “Restated Note”) in the principal amount of up to $550,000 to the Sponsor. The Restated Note amends, restates, replaces and supersedes that certain promissory note dated March 1, 2023, in the principal amount of $250,000. The Restated Note does not bear interest, matures on the date of consummation of the Business Combination and is subject to customary events of default. The Restated Note will be repaid only to the extent that the Company has funds available to it outside of its Trust Account established in connection with its Initial Public Offering. As of December 31, 2023, the Company had borrowed $400,000 under the Restated Note. Under the terms of the promissory note, this working capital loan is not convertible into warrants.

First Extension Note

On October 31, 2022, our Sponsor agreed to loan the Company an aggregate of up to $1,168,774 for making payments into the Trust Account to extend the period for which the Company has to complete and Initial Business Combination. This loan is non-interest bearing, unsecured and due at the earlier of the date of the Initial Business Combination or the liquidation of the Company. Sponsor may elect to convert up to $1,500,000 of the unpaid principal balance of this Note into that number of warrants, each whole warrant exercisable for one share of Class A common stock, $0.0001 par value per share, of the Company (the “First Extension Conversion Warrants”), equal to the principal amount of the note payable so converted divided by $1.50. The First Extension Conversion Warrants shall be identical to the Private Placement warrants issued by the Company in a private placement that took place immediately prior to the closing of the Initial Public Offering. Amounts outstanding under this note as of December 31, 2023 and 2022 were $1,168,774 and $333,935, respectively. The Extension Notes - related party contain an embedded conversion feature that is not clearly and closely related to the debt agreement, which requires bifurcation and reporting at fair value. Due to the conversion feature being out of the money at inception and as of each reporting period, the value of the embedded conversion option is immaterial.

Second Extension Note

On June 2, 2023, our Sponsor agreed to loan the Company an aggregate of up to $539,652 for making payments into the Trust Account to extend the period for which the Company has to complete and Initial Business Combination. This loan is noninterest bearing, unsecured and due at the earlier of the date of the Initial Business Combination or the liquidation of the Company. Sponsor may elect to convert up to $300,000 of the unpaid principal balance of this Note into that number of warrants, each whole warrant exercisable for one share of Class A common stock, $0.0001 par value per share, of the Company (the “Second Extension Conversion Warrants”), equal to the principal amount of the note payable so converted divided by $1.50. The Second Extension Conversion Warrants shall be identical to the Private Placement warrants issued by the Company in a private placement that took place immediately prior to the closing of the Initial Public Offering. As of December 31, 2023, the balance under the Second Extension Note was $539,652. The Extension Notes - related party contain an embedded conversion feature that is not clearly and closely related to the debt agreement, which requires bifurcation and reporting at fair value. Due to the conversion feature being out of the money at inception and as of each reporting period, the value of the embedded conversion option is immaterial.

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

Underwriting Agreement

The underwriters received an underwriting discount of $0.20 per unit, or $15,000,000 in the aggregate, upon the closing of the Initial Public Offering. $0.35 per unit, or $26,250,000 in the aggregate was payable to the underwriters for deferred underwriting commissions (which deferred underwriting commission was waived by the underwriters subsequent to the Balance Sheet date, see Note 9). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Excise Tax

During the period ended December 31, 2023, holders of 6,294,164 shares of Class A common stock exercised their right to redeem their shares for an aggregate redemption amount of $63,919,253. As a result, the Company has accrued for and recorded a 1% excise tax liability in the amount of $639,193 on the Balance Sheet as of December 31, 2023. The liability does not impact the statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

Deferred Legal Fees

The Company obtained legal advisory services in connection with the Initial Public Offering and agreed to pay approximately $275,000 of such fees upon the consummation of the initial Business Combination, which was recorded as deferred legal fees in the Balance Sheets as of December 31, 2023 and 2022.

Note 6—Stockholders’ Equity Deficit

Class A Common Stock—The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2023, there were 2,120,296 shares of Class A common stock issued and outstanding (of which

30,000 shares were Independent Director Shares and not subject to redemption). As of December 31, 2022, there were 8,378,414 shares of Class A common stock issued and outstanding (of which 30,000 shares were Independent Director Shares and not subject to redemption).

On October 23, 2020, the Company granted 10,000 Independent Director Shares to Gerald Gorman, and on January 27, 2021, the Company granted 10,000 Independent Director Shares to Adrian Steckel. On October 29, 2021, Mr. David K. Moskowitz was appointed as a new director to the board of directors of the Company and was granted 10,000 Independent Director Shares. The Independent Director Shares will vest on the date of the consummation of a Business Combination, subject to continued service on the Company’s board of directors until that date. The Company’s independent directors have entered or, in the case of independent directors subsequently appointed, will enter into a letter agreement with the Company pursuant to which they will be subject to the same transfer restrictions and waivers as the Company’s initial stockholders, Sponsor, officers and directors with respect to their Founder Shares, as discussed in Note 1 and Note 4. The sale of the Independent Director Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Independent Director Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Independent Director Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Independent Director Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Independent Director Shares.

Class B Common Stock—The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2023 and 2022, 18,750,000 shares of Class B common stock were outstanding. Our Sponsor owns approximately 89.9% of the Company’s issued and outstanding common stock.

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

Preferred Stock—The Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

Note 7—Warrants

As of December 31, 2023 and 2022, the Company had 18,750,000 Public Warrants and 11,333,333 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless” basis, and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by our Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than our Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

The following tables present information about the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2023 and 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. Significant deviations from these estimates and inputs could result in a material change in fair value.

Description	Level	December 31, 2023
Liabilities:
Private Placement Warrants	2	$3,468,000
Public Warrants	1	$5,737,500
Equity Forward	3	$325,000

Description	Level	December 31, 2022
Liabilities:
Private Placement Warrants	2	$1,700,000
Public Warrants	1	$2,812,500

Warrant Liabilities

As of December 31, 2023 and 2022, the Company’s derivative warrant liability was valued at $9,205,500 and $4,512,500, respectively. The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within derivative warrant liabilities on the Balance Sheets. The derivative warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative warrant liabilities in the Statements of Operations.

Equity Forward

As of December 31, 2023, the Company’s equity forward was valued at $325,000. The Equity Forward is accounted for as a liability classified financial instrument in accordance with ASC 480 and is presented with equity forward in the Balance Sheet as of December 31, 2023.

Measurement – Warrants

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2023 and 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker CONXW. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

The following table presents the changes in the fair value of derivative warrant liabilities during the years ended December 31, 2023 and 2022:

			Aggregate
	Private	Public	Warrant
	Warrants	Warrants	Liability
Fair value as of December 31, 2022	$1,700,000	$2,812,500	$4,512,500
Change in fair value	1,768,000	2,925,000	4,693,000
Fair value as of December 31, 2023	$3,468,000	$5,737,500	$9,205,500

Measurement – Equity Forward

The Equity Forward is measured at fair value on a recurring basis. The subsequent measurement of the Equity Forward as of December 31, 2023 is classified as Level 3 due to unobservable inputs that are supported by little or no market activity that are significant to the fair value of the liability.

Equity
Forward
Fair value as of December 31, 2022	$—
Fair value at inception, November 1, 2023	325,000
Change in fair value	—
Fair value as of December 31, 2023	$325,000

The Equity Forward was valued as follows:

Valuation Technique	Unobservable Input	Amount
Monte Carlo simulation	Volatility	27%
	Credit adjusted discount rate	35%
	Transaction probability	4%

Extension Notes – Related party

The Extension Notes - related party contain an embedded conversion feature that is not clearly and closely related to the debt agreement, which requires bifurcation and reporting at fair value. Due to the conversion feature being out of the money at inception and as of each reporting period, the value of the embedded conversion option is immaterial.

Note 9—Subsequent Events

The Company evaluated events that have occurred after the Balance Sheet date through March 28, 2024, the date on which the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except as described below.

On March 10, 2024, the Company entered into a definitive purchase and sale agreement with EchoStar Real Estate Holding L.L.C., a subsidiary of EchoStar Corporation, which provides for our purchase from the Seller of the commercial real estate property in Littleton, Colorado, comprising the corporate headquarters of DISH Wireless, for a purchase price of $26.75 million (such transaction, the “Transaction”). The Transaction has been structured to qualify as an asset acquisition that will meet the requirements of a “Business Combination”, as that term is defined in our Amended and Restated Articles of Incorporation (as amended from time to time, the “Articles”). Accordingly, in connection with the consummation of the Transaction, the Company will provide all holders of shares of its Class A common stock, par value of $0.0001 per, purchased in the Company’s initial public offering, the opportunity to have such shares redeemed pursuant to, and subject to the limitations of, the provisions of the Articles.

On March 22, 2024, CONX received a letter from Deutsche Bank Securities Inc. (“DBSI”) whereby DBSI waived its entitlement to any portion of the deferred underwriting fee due to it pursuant to that certain underwriting agreement, dated October 29, 2020, entered into in connection with the Initial Public Offering by and between CONX and DBSI. Furthermore, DBSI disclaimed any responsibility for any portion of any registration statement or proxy statement, as applicable, that may be filed by the Company or any of its affiliates in connection with the Transaction.

On March 25, 2024, the Company issued an amended and restated promissory note (the “Second Restated Note”) to the Sponsor. The Second Restated Note amends, restates, replaces and supersedes the Restated Note to increase the principal amount available for borrowings thereunder from up to $550,000 to up to $900,000. As of March 28, 2024, the Company had borrowed $900,000 under the Second Restated Note.

On March 25, 2024, the Company waived the lock-up restrictions set forth in Section 7(a) of that certain letter agreement among the Company, the Sponsor, and the other initial stockholders with respect to 9,375,000 Founder Shares held by the Sponsor, which will allow the Sponsor to transfer any or all of such shares without regard to such restrictions after the completion of our initial business combination, subject to restrictions under applicable securities laws.

On March 25, 2024, the Company and the Subscriber entered into an amendment to the Subscription Agreement amending the terms of the Preferred Stock issuable thereunder contingent upon, and substantially concurrently with, the consummation of the

Transaction, to provide that (i) the issuance of shares of the Company’s common stock on conversion of the Preferred Stock will be subject to prior approval of the Company’s shareholders to the extent (and only to the extent) that such conversion would require stockholder approval under Nasdaq Rule 5635, and (ii) at any time and from time to time following the issuance of the Preferred Stock, the Company may redeem the Preferred Stock in whole or in part, at the option of the Company, at a price equal to $11.50 per share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONX CORP.
(Registrant)

Date: March 28, 2024	By:	/s/ Kyle Jason Kiser
Kyle Jason Kiser
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Charles W. Ergen	Chairman, Director	March 28, 2024
Charles W. Ergen

/s/ Kyle Jason Kiser	Chief Executive Officer and Director	March 28, 2024
Kyle Jason Kiser	(Principal Executive Officer, Principal Financial and Accounting Officer, Director)

/s/ Gerald Gorman	Director	March 28, 2024
Gerald Gorman

/s/ David K. Moskowitz	Director	March 28, 2024
David K. Moskowitz

/s/ Adrian Steckel	Director	March 28, 2024
Adrian Steckel