Form 10-K/A
period 2023-12-31
CONX Corp.
filed 2024-04-16
CIK 1823000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

CONX Corp. (the “Company”, “our,” “we” or “us”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended Report”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2023 (the “Original Report”), for the sole purpose of correcting an error in the Report of Independent Registered Public Accounting Firm, included as part of the Financial Statements to the Original 10-K, which did not include critical audit matters. No other amendments have been made to the Original Report or to the audited financial statements for the fiscal year ending December 31, 2023. Except as otherwise expressly stated for the Items amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Equity forward liability

As described further in Note 2 to the financial statements, the Company records its equity forward derivative as a liability which is measured at fair value on a recurring basis. The Company determines the fair value of the equity forward using a Monte Carlo simulation.

The principal consideration for our determination that the fair value measurement of the equity forward derivative is a critical audit matter is the high degree of subjectivity and auditor effort that is involved in evaluating the reasonableness of management’s estimate.

Our audit procedures related to the fair value measurement of equity forward derivative included the following, among others:

●	We obtained an understanding of management’s process and evaluated the design of controls related to the equity forward Monte Carlo simulation valuation model, including controls over the completeness and accuracy of information used in the model and management review controls over the model.
●	We obtained the agreement related to the equity forward derivative instrument which relates to the Subscription Agreement as further described in Note 4 of the financial statements and analyzed the terms of the agreement and the accounting impact of the transaction associated with the agreement.
●	We analyzed the Company’s accounting methodology regarding the derivative transaction.
●	We tested the inputs in the Company’s calculation as well as, with the assistance of an internal specialist, independently calculated the value of the equity forward derivative liability as of December 31, 2023 and compared it to management’s fair value measurement and determined that it is reasonable and consistent with our conclusion.

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

CONX CORP.
(Registrant)

Date: April 15, 2024	By:	/s/ Kyle Jason Kiser
Kyle Jason Kiser
Chief Executive Officer