Form 10-Q
period 2024-03-31
CONX Corp.
filed 2024-05-15
CIK 1823000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

(303) 472-1542

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered(1)
Class A common stock, par value $0.0001 per share	CONX	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	CONXW	The Nasdaq Stock Market LLC

(1) On May 2, 2024, the Nasdaq Hearings Panel notified the Company of the Panel’s determination that the Company’s securities would be delisted from Nasdaq. Trading of the Company’s securities on Nasdaq was suspended at the open of trading on May 6, 2024. The Company has applied for its securities to be quoted on an over-the-counter market operated by the OTC Markets Group, Inc.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

As of May 15, 2024, 18,928,585 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

EXPLANATORY NOTE

On May 1, 2024, CONX Corp. (the “Company” or “CONX”), completed its previously announced purchase from EchoStar Real Estate Holding L.L.C. (“Seller”), a subsidiary of EchoStar Corporation, of that certain commercial real estate property in Littleton, Colorado, comprising the corporate headquarters of DISH Wireless, for a purchase price of $26.75 million (the “Transaction”), pursuant to the terms of the purchase and sale agreement, dated as of March 10, 2024 (as amended by that certain Amendment No. 1 thereto, dated May 1, 2024), by and between the Company and Seller (the “Closing”). The Transaction constitutes the Company’s “Business Combination”, as that term is defined in the Company’s Amended and Restated Articles of Incorporation. Unless stated otherwise, this report contains information about the Company before the Closing.

CONX CORP.

FORM 10-Q

For the period ended March 31, 2024

CONX CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2024 (unaudited)	2023
Assets:
Current assets:
Cash	$103,135	$8,162
Prepaid expenses	217,417	9,166
Total current assets	320,552	17,328
Cash held in trust account	22,216,916	21,966,104
Total assets	$22,537,468	$21,983,432
Liabilities, Class A Common Stock Subject to Redemption, and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$26,597	$76,826
Working capital loan – related party	900,000	400,000
Extension notes – related party	1,708,426	1,708,426
Accrued expenses	2,022,486	1,097,000
Accrued excise tax payable	639,193	639,193
Income taxes payable	59,675	70,011
Total current liabilities	5,356,377	3,991,456
Deferred legal fees	275,000	275,000
Deferred underwriting fee payable	26,250,000	26,250,000
Equity forward liability	332,000	325,000
Derivative warrant liabilities	6,013,658	9,205,500
Total liabilities	38,227,035	40,046,956
Commitments and Contingencies
Class A common stock subject to possible redemption, 2,090,269 shares at redemption value of $10.63 per share at March 31, 2024 and 2,090,269 shares at redemption value of $10.51 per share at December 31, 2023	22,216,916	21,966,104
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued or outstanding at March 31, 2024 and December 31, 2023	—	—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized; 30,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	3	3
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 18,750,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	1,875	1,875
Accumulated deficit	(37,908,361)	(40,031,506)
Total Stockholders’ Deficit	(37,906,483)	(40,029,628)
Total Liabilities, Class A Common Stock Subject to Redemption, and Stockholders’ Deficit	$22,537,468	$21,983,432

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONX Corp.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months
	Ended March 31,	Ended March 31,
	2024	2023
General and administrative expenses	$1,072,033	$277,914
Loss from operations	(1,072,033)	(277,914)
Other income (expense)
Change in fair value of extension note		417,419
Change in fair value of equity forward	(7,000)	—
Change in fair value of derivative warrant liabilities	3,191,842	(923,558)
Interest income on investments held in Trust Account	250,812	—
Total other income (expense)	3,435,654	(506,139)
Income (loss) before income tax provision	2,363,621	(784,053)
Income tax provision	10,336	—
Net income (loss)	$2,373,957	$(784,053)
Weighted average common shares outstanding, basic and diluted
Class A – Common stock	2,090,269	8,348,384
Class B – Common stock	18,750,000	18,750,000
Basic and diluted net income (loss) per common share
Class A – Common stock	$0.11	$(0.03)
Class B – Common stock	$0.11	$(0.03)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONX Corp.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	FOR THE THREE MONTHS ENDED MARCH 31, 2024
	Common Stock				Additional
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—January 1, 2024	30,000	$3	18,750,000	$1,875	$—	$(40,031,506)	$(40,029,628)
Accretion Adjustment	—	—	—	—	—	(250,812)	(250,812)
Net income	—	—	—	—	—	2,373,957	2,373,957
Balance—March 31, 2024 (unaudited)	30,000	$3	18,750,000	$1,875	$—	$(37,908,361)	$(37,906,483)

	FOR THE THREE MONTHS ENDED MARCH 31, 2023
	Common Stock				Additional
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—January 1, 2023	30,000	$3	18,750,000	$1,875	$—	$(31,755,841)	$(31,753,963)
Accretion Adjustment	—	—	—	—	—	(500,903)	(500,903)
Net loss	—	—	—	—	—	(784,053)	(784,053)
Balance—March 31, 2023 (unaudited)	30,000	$3	18,750,000	$1,875	$—	$(33,040,797)	$(33,038,919)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONX Corp.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2024	2023
Cash flows from Operating Activities:
Net income (loss)	$2,373,957	$(784,053)
Adjustments to reconcile net income(loss) to net cash used in operating activities:
Interest earned on cash or investments held in Trust Account	(250,812)	—
Change in fair value of note convertible	—	(417,419)
Change in fair value of derivative warrant liabilities	(3,191,842)	923,558
Change in fair value of equity forward liability	7,000
Changes in operating assets and liabilities:
Prepaid expenses	(208,249)	(58,250)
Accounts payable	(50,231)	(19,114)
Accrued expenses	925,486	90,700
Income taxes payable	(10,336)	—
Net cash used in operating activities	(405,027)	(264,578)
Investing Activities
Cash deposits into Trust Account	—	(500,903)
Net cash used in investing activities	—	(500,903)
Financing Activities
Cash from Working capital loan	500,000	—
Proceeds from Extension note	—	500,903
Net cash provided by financing activities	500,000	500,903
Net change in cash	94,973	(264,578)
Cash—beginning of the period	$8,162	$1,397,296
Cash—end of the period	$103,135	$1,132,718

The accompanying notes are an integral part of the unaudited condensed financial statements

CONX Corp.

UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization, Business Operations and Basis of Presentation

CONX Corp. (the “Company” or “we,” “our” or “us”) was incorporated in Nevada on August 26, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or assets. The Company completed an asset acquisition, which met the criteria of a Business Combination as defined in the Company’s Amended and Restated Articles of Incorporation (hereafter, the “Business Combination”) on May 1, 2024, as discussed in Note 9. The following description relates to the Company prior to the consummation of the Business Combination.

As of March 31, 2024, the Company had not commenced operations. All activity for the period from August 26, 2020 (inception) through March 31, 2024 related to the Company’s initial public offering and subsequent search for a potential Business Combination target. The Company did not generate any operating revenues until after the completion of its initial Business Combination.

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

Upon the closing of the Initial Public Offering and the Private Placement, a total of $750.0 million ($10.00 per Unit), consisting of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement, was placed in a trust account (“Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and is invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business Combination or (ii) the distribution of the Trust Account as described below. Effective October 12, 2022, the Company converted all of its investments in the Trust Account into cash. On September 29, 2023, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to hold all funds in the Trust Account in an interest - bearing deposit account with a financial institution in the United States. Accordingly, following the transfer to an interest - bearing deposit account, the amount of interest income (which we were permitted to use to pay taxes and up to $100,000 of dissolution expenses) again increased. As of March 31, 2024, interest on such deposit account was approximately 4.5% per annum.

Extensions of Completion Period

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

In connection with the First Extension, our Sponsor agreed to advance to the Company (i) $0.02 for each public share that was not redeemed in connection with the First Special Meeting plus (ii) $0.02 for each public share that is not redeemed for each subsequent calendar month commencing on December 3, 2022, and on the third day of each subsequent month, or portion thereof, that the Company required to complete a business combination from November 3, 2022 until June 3, 2023 (such advances, the “First

Extension Loans”). In connection with the First Extension, 66,651,616 shares of Class A common stock were redeemed in the First Extension Redemptions and 8,348,384 shares of Class A Common Stock were not redeemed. As a result, the aggregate monthly First Extension Loans payable by our Sponsor to us were $166,968. Our Sponsor had advanced a total of $1,168,774 to the Trust Account as of March 31, 2024. The First Extension Loans do not bear interest to our Sponsor or its designee and are repayable by us to our Sponsor or its designee upon the earlier of (i) the consummation of an initial business combination or (ii) the Company’s liquidation. Our Sponsor has waived any and all rights to the monies held in the Trust Account with respect to those First Extension Loans. At the option of our Sponsor, up to $1,500,000 of the First Extension Loans may be converted into warrants identical to the Private Placement Warrants, at $1.50 per warrant.

On October 31, 2022, the Company issued a promissory note in the principal amount of up to $1,168,774 to our Sponsor (the “First Extension Note”), evidencing the Company’s indebtedness with respect to the First Extension Loans. As of March 31, 2024, the balance of the First Extension Note was $1,168,774.

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

In connection with the Second Extension, our Sponsor agreed to advance to us (i) $0.04 for each public share that was not redeemed in connection with the Second Special Meeting plus (ii) $0.04 for each public share that is not redeemed for each subsequent calendar month commencing on July 3, 2023, and on the third day of each subsequent month, or portion thereof, that the Company requires to complete a business combination from June 3, 2023 until November 3, 2023 (such advances, the “ Second Extension Loans”).In connection with the Second Extension, 5,650,122 shares of Class A common stock were redeemed in the Second Extension Redemptions and 2,698,262 shares of Class A Common Stock were not redeemed. As a result, the aggregate monthly Second Extension Loans payable by our Sponsor to us were $107,930. Our Sponsor had advanced a total of $539,652 to the Trust Account as of March 31, 2024. The Second Extension Loans do not bear interest to our Sponsor or its designee and are repayable by us to our Sponsor or its designee upon the earlier of (i) the consummation of an initial business combination or (ii) our liquidation. Our Sponsor has waived any and all rights to the monies held in the Trust Account with respect to those Second Extension Loans. At the option of our Sponsor, up to $300,000 of the Second Extension Loans may be converted into warrants identical to the Private Placement Warrants, at $1.50 per warrant.

On June 2, 2023, the Company issued a promissory note in the principal amount of up to $539,652 to our Sponsor (the “Second Extension Note”), evidencing our indebtedness with respect to the Second Extension Loans. As of March 31, 2024, the balance of the Second Extension Note was $539,652.

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

Working Capital Loans

On March 1, 2023, our Sponsor agreed to loan the Company an aggregate of up to $250,000 for working capital purposes. The Company issued a promissory note to our Sponsor to evidence the loan. On November 2, 2023, the Company issued an amended and restated promissory note (the “Restated Note”) in the principal amount of up to $550,000 to the Sponsor. The Restated Note amended, restated, replaced and superseded that certain promissory note dated March 1, 2023, in the principal amount of $250,000. On March 25, 2024, the Company issued an amended and restated promissory note (the “Second Restated Note”) to the Sponsor. The Second Restated Note amends, restates, replaces and supersedes the Restated Note to increase the principal amount available for borrowings thereunder from up to $550,000 to up to $900,000. The Second Restated Note does not bear interest, matures on the date of consummation of the Business Combination and is subject to customary events of default. The Second Restated Note was to be repaid only to the extent that the Company has funds available to it outside of its Trust Account established in connection with its Initial Public Offering. As of March 31, 2024, the Company had borrowed $900,000 under the Second Restated Note.

Completion of Business Combination

On March 10, 2024, the Company entered into a definitive purchase and sale agreement with EchoStar Real Estate Holding L.L.C. (the “Seller”), a subsidiary of EchoStar Corporation (“EchoStar”), which provides for our purchase from the Seller of the commercial real estate property (the “Property”) in Littleton, Colorado, comprising the corporate headquarters of DISH Wireless, for a purchase price of $26.75 million (such transaction, the “Transaction”). The Transaction closed on May 1, 2024, and has been structured to qualify as an asset acquisition that will meet the requirements of a “Business Combination”, as that term is defined in our Amended and Restated Articles of Incorporation (as amended from time to time, the “Articles”).

On March 22, 2024, the Company received a letter from Deutsche Bank Securities Inc. (“DBSI”) whereby DBSI agreed to waive, in connection with the Business Combination, its entitlement to any portion of the deferred underwriting fee due to it pursuant to that certain underwriting agreement, dated October 29, 2020, entered into in connection with the Initial Public Offering by and between the Company and DBSI. Furthermore, DBSI disclaimed any responsibility for any portion of any registration statement or proxy statement, as applicable, that may be filed by the Company or any of its affiliates in connection with the Transaction.

In connection with the consummation of the Transaction, the Company provided all holders of shares of its Class A common stock, par value of $0.0001 per share, purchased in the Company’s Initial Public Offering, the opportunity to have such shares redeemed pursuant to, and subject to the limitations of, the provisions of the Articles. See Note 9. The per-share amount distributed to Public Stockholders who redeemed their Public Shares was not reduced by any deferred underwriting commissions (as discussed in Note 5). In accordance with Accounting Standards Codification (“ASC”) 480-10-S99, “Distinguishing Liabilities From Equity”, redemption provisions not solely within the control of the Company require common stock subject to possible redemption to be classified outside of permanent equity. Because a stockholder vote was not required by law and the Company did not hold a stockholder vote for business or other legal reasons, the Company, pursuant to its Articles, conducted the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and filed tender offer documents with the SEC prior to completing a Business Combination. See Note 9. The Company’s initial stockholders and independent directors agreed to waive their redemption rights with respect to their Founder Shares, the Independent Director Shares and Public Shares in connection with the completion of a Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s annual report on Form 10-K, as filed with the SEC on March 28, 2024, and as amended on Form 10-K/A, filed with the SEC on April 15, 2024. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the period ended December 31, 2024 or for any future periods.

Going Concern

Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account and Working Capital Loans provided by our Sponsor.

Management has taken several actions to further the Company’s ability to continue as a going concern.  As further described in Note 9, on May 1, 2024, the Company completed its Business Combination.  In addition, on May 1, 2024, the Company completed its previously announced Equity Forward Transaction, resulting in cash proceeds to the Company aggregating approximately $200 million.

Management believes that these actions will enable the Company to continue as a going concern through May 15, 2025, which is twelve months subsequent to the date on which these financial statements were issued.

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

Any excise tax that may be imposed on any redemption or other repurchase effected by us, in connection with a business combination, extension vote or otherwise, would be payable by us and not by the redeeming holder, it could cause a reduction in the value of our Class A Common Stock or cash available for distribution in a subsequent liquidation. Whether and to what extent we would be subject to the excise tax in connection with a business combination will depend on a number of factors, including (i) the structure of the business combination, (ii) the fair market value of the redemptions and repurchases in connection with the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or any other equity issuances within the same taxable year of the business combination) and (iv) the content of any subsequent regulations, clarifications, and other guidance issued by the Treasury. The Company does not intend to use the proceeds placed in the Trust Account to pay excise taxes or other fees or taxes similar in nature (if any) that may be imposed on the Company pursuant to any current, pending or future rules or laws, including any excise tax due imposed under the IR Act on any redemptions in connection with a business combination by the Company.

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

The Company’s Public and Private Warrants derivative instruments are recorded at fair value as of the Initial Public Offering (November 3, 2020) and re-valued at each reporting date, with changes in the fair value reported in the Unaudited Condensed Statements of Operations. Derivative assets and liabilities are classified on the Balance Sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the Balance Sheet date. The Company has determined the Warrants are a derivative instrument. As the Warrants meet the definition of a derivative the Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurements and Disclosures,” with changes in fair value recognized in the Unaudited Condensed Statements of Operations in the period of change.

The Equity Forward is a liability classified instrument in accordance with ASC 480 because the underlying instrument contains a contingent redemption feature. The Equity Forward was recorded at fair value on the date of issuance and re-valued at each reporting period, with changes in the fair value reported in the Unaudited Condensed Statements of Operations. The Equity Forward is classified on the Balance Sheets as current or non-current based on whether or not the contingent redemption feature could be required within 12 months of the Balance Sheet date.

Investments and Cash Held in Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, the Company was required to place net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement in a Trust Account, which had been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by management of the Company. Investments held in the Trust Account were classified as trading securities and presented on the Balance Sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account were included in interest income on investments held in Trust Account in the accompanying Unaudited Condensed Statements of Operations.

Effective October 12, 2022, the Company converted all of its investments in the Trust Account into cash, which remained in the Trust Account. On September 29, 2023, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to hold all funds in the Trust Account in an interest-bearing deposit account with a financial institution in the United States. Accordingly, following the transfer to an interest-bearing deposit account, the amount of interest income (which we are permitted to use to pay our taxes and up to $100,000 of dissolution expenses) again increased. As of March 31, 2024, interest on such deposit account was approximately 4.5% per annum.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2024 and December 31, 2023.

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

Common Stock Subject to Possible Redemption

In connection with the consummation of the Transaction, the Company provided all holders of shares of its Class A common stock, par value of $0.0001 per share, purchased in the Company’s Initial Public Offering, the opportunity to have such shares redeemed pursuant to, and subject to the limitations of, the provisions of the Articles. The per-share amount distributed to Public Stockholders who redeemed their Public Shares was not reduced by any deferred underwriting commissions (as discussed in Note 5). In accordance with ASC 480-10-S99, “Distinguishing Liabilities From Equity”, redemption provisions not solely within the control of the Company require common stock subject to possible redemption to be classified outside of permanent equity. Because a stockholder vote was not required by law and the Company did not hold a stockholder vote for business or other legal reasons, the Company, pursuant to its Articles, conducted the redemptions pursuant to the tender offer rules of the SEC and filed tender offer documents with the SEC prior to completing a Business Combination. See Note 9. The Company’s initial stockholders and independent directors agreed to waive their redemption rights with respect to their Founder Shares, the Independent Director Shares and Public Shares in connection with the completion of a Business Combination.

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

The Articles provided that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), is restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

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

Net income (loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the Class A common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value. When calculating its diluted net income (loss) per share, the Company has not considered the effect of the Warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the Warrants is contingent upon the occurrence of future events. When calculating its diluted net income (loss) per share, the Company also has not considered the effect of the Preferred Shares to be issued in connection with the Equity Forward Transaction since the issuance of the Preferred Shares is contingent upon the occurrence of future events. The calculation excludes 18,750,000 Public Warrants, 11,333,333 Private Placement Warrants, and any Private Placement Warrants that would be issued as a result of the conversion of advances from the First Extension Note and Second Extension Note (see Note 4) into warrants.

	Three Months Ended		Three Months Ended
	March 31, 2024		March 31, 2023
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$238,107	$2,135,850	$(241,548)	$(542,505)
Denominator:
Basic and diluted weighted average shares outstanding	2,090,269	18,750,000	8,348,384	18,750,000
Basic and diluted net income (loss) per share	$0.11	$0.11	$(0.03)	$(0.03)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed de minimis as of March 31, 2024 and December 31, 2023.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2024 and December 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

On October 23, 2020, the Company granted 10,000 Independent Director Shares to Gerald Gorman, on January 27, 2021, the Company granted 10,000 Independent Director Shares to Adrian Steckel, and on October 29, 2021, the Company granted 10,000 Independent Director Shares to David K. Moskowitz.

The initial stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares or Independent Director Shares until the earlier to occur of (i) 180 days after the completion of the initial Business Combination and (ii) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property. On March 25, 2024, the Company waived the lock-up restrictions set forth in Section 7(a) of that certain letter agreement among the Company, the Sponsor, and the other initial stockholders with respect to 9,375,000 Founder Shares held by the Sponsor, which will allow the Sponsor to transfer any or all of such shares without regard to such restrictions after the completion of our initial business combination, subject to restrictions under applicable securities laws.

Equity Forward Transaction

On November 1, 2023, the Company entered into a subscription agreement (the “Subscription Agreement”) with the Founder or an affiliate (the “Subscriber”, and such subscription agreement, as amended by that certain amendment no. 1 to subscription agreement, dated March 25, 2024, the “Subscription Agreement”). On the Closing Date (as defined in Note 9), the Company completed its previously announced transaction (the “Equity Forward Transaction” or “Equity Forward”) pursuant to the terms of the Subscription Agreement. The closing of the Equity Forward Transaction was contingent upon the consummation of the Transaction. Prior to the Closing Date, Mr. Ergen assigned the Subscription Agreement in accordance with its terms to a trust established for the benefit of his family (the “Trust”). On the Closing Date, the Company issued and sold to the Trust 17,391,300 shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Preferred Stock”), at an aggregate purchase price of approximately $200 million, or $11.50 per share. The Company used a portion of the proceeds from the Equity Forward Transaction to fund the purchase price for the Property in the Business Combination.

On the Closing Date, the Company filed a Certificate of Designation (the “Certificate of Designation”) with the Secretary of State of the State of Nevada setting forth the terms, rights, obligations and preferences of the Preferred Stock. Pursuant to the Certificate of Designation, on the tenth trading day following the date on which the volume-weighted average price for the Company’s common stock over any twenty trading days within any preceding thirty consecutive trading day period is greater than or equal to $11.50, each share of Preferred Stock will mandatorily be converted into one share of Class A Common Stock, subject to certain limitations and customary adjustments for stock dividends, stock splits and similar corporate actions.

If the Preferred Stock has not earlier been converted, the Company will redeem each Preferred Share after the date that is the fifth anniversary of the closing of the Company’s initial business combination, on not less than 10 nor more than 20 days prior notice, in cash at a price equal to $11.50 per share, subject to certain customary adjustments. This redemption feature requires the financial instrument to be liability classified, and reported at fair value for each reporting period, which is reported as Equity Forward in the Balance Sheets as of March 31, 2024.

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

Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to our Sponsor was added to the proceeds from the Initial Public Offering to be held in the Trust Account. Had the Company not completed a business combination within the Combination Period, the Private Placement Warrants would have expired worthless. The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by our Sponsor or its permitted transferees.

Our Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Business Combination.

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

On March 1, 2023, our Sponsor agreed to loan the Company an aggregate of up to $250,000 for working capital purposes. The Company issued a promissory note to our Sponsor to evidence the loan. On November 2, 2023, the Company issued the Restated Note in the principal amount of up to $550,000 to the Sponsor. The Restated Note amended, restated, replaced and superseded that certain promissory note dated March 1, 2023, in the principal amount of $250,000. On March 25, 2024, the Company issued the Second Restated Note to the Sponsor. The Second Restated Note amends, restates, replaces and supersedes the Restated Note to increase the principal amount available for borrowings thereunder from up to $550,000 to up to $900,000. As of March 31, 2024, the Company had borrowed $900,000 under the Second Restated Note. The Second Restated Note does not bear interest, matures on the date of consummation of the Business Combination and is subject to customary events of default. The Second Restated Note was to be repaid only to the extent that the Company has funds available to it outside of its Trust Account established in connection with its Initial Public Offering. As of the Closing Date, the Company satisfied and discharged its obligations under the Second Restated Note by repaying in full the principal amount to the Sponsor. See Note 9.

First Extension Note

On October 31, 2022, our Sponsor agreed to loan the Company an aggregate of up to $1,168,774 for making payments into the Trust Account to extend the period for which the Company has to complete and Initial Business Combination. This loan is non-interest bearing, unsecured and due at the earlier of the date of the Initial Business Combination or the liquidation of the Company. Sponsor may elect to convert up to $1,500,000 of the unpaid principal balance of this Note into that number of warrants, each whole warrant exercisable for one share of Class A common stock, $0.0001 par value per share, of the Company (the “First Extension Conversion Warrants”), equal to the principal amount of the note payable so converted divided by $1.50. The First Extension Conversion Warrants shall be identical to the Private Placement warrants issued by the Company in a private placement that took place immediately prior to the closing of the Initial Public Offering. Amounts outstanding under this note as of March 31, 2024 was $1,168,774. The Extension Notes - related party contain an embedded conversion feature that is not clearly and closely related to the debt agreement, which requires bifurcation and reporting at fair value. Due to the conversion feature being out of the money at inception and as of each reporting period, the value of the embedded conversion option is immaterial. As of the Closing Date, the Company satisfied and discharged its obligations under the First Extension Note by repaying in full the principal amount to the Sponsor. See Note 9.

Second Extension Note

On June 2, 2023, our Sponsor agreed to loan the Company an aggregate of up to $539,652 for making payments into the Trust Account to extend the period for which the Company has to complete and Initial Business Combination.  This loan is noninterest bearing, unsecured and due at the earlier of the date of the Initial Business Combination or the liquidation of the Company. Sponsor may elect to convert up to $300,000 of the unpaid principal balance of this Note into that number of warrants, each whole warrant exercisable for one share of Class A common stock, $0.0001 par value per share, of the Company (the “Second Extension Conversion Warrants”), equal to the principal amount of the note payable so converted divided by $1.50. The Second Extension Conversion Warrants shall be identical to the Private Placement warrants issued by the Company in a private placement that took place immediately prior to the closing of the Initial Public Offering. As of March 31, 2024, the balance under the Second Extension Note was $539,652. The Extension Notes - related party contain an embedded conversion feature that is not clearly and closely related to the debt agreement, which requires bifurcation and reporting at fair value. Due to the conversion feature being out of the money at inception and as of each reporting period, the value of the embedded conversion option is immaterial. As of the Closing Date, the Company satisfied and discharged its obligations under the Second Extension Note by repaying in full the principal amount to the Sponsor. See Note 9.

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

Underwriting Agreement

The underwriters received an underwriting discount of $0.20 per unit, or $15,000,000 in the aggregate, upon the closing of the Initial Public Offering. $0.35 per unit, or $26,250,000 in the aggregate was payable to the underwriters for deferred underwriting commissions (which deferred underwriting commission was waived by the underwriters during the three-month period ended March 31, 2024).

Deferred Legal Fees

The Company obtained legal advisory services in connection with the Initial Public Offering and agreed to pay approximately $275,000 of such fees upon the consummation of the initial Business Combination, which was recorded as deferred legal fees in the Balance Sheets as of March 31, 2024 and December 31, 2023.

Excise Tax

During the year ended December 31, 2023, holders of 6,294,164 shares of Class A common stock exercised their right to redeem their shares for an aggregate redemption amount of $63,919,253. As a result, the Company has accrued for and recorded a 1% excise tax liability in the amount of $639,193 on the Balance Sheets as of March 31, 2024 and December 31, 2023. The liability does not impact the statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

Note 6—Stockholders’ Equity Deficit

Class A Common Stock—The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were 2,120,269 shares of Class A common stock issued and outstanding (of which 30,000 shares were Independent Director Shares and not subject to redemption).

On October 23, 2020, the Company granted 10,000 Independent Director Shares to Gerald Gorman, on January 27, 2021, the Company granted 10,000 Independent Director Shares to Adrian Steckel, and on October 29, 2021, the Company granted 10,000 Independent Director Shares to David K. Moskowitz. The Independent Director Shares will vest on the date of the consummation of a Business Combination, subject to continued service on the Company’s board of directors until that date. The Company’s independent directors have entered into a letter agreement with the Company pursuant to which they will be subject to the same transfer restrictions and waivers as the Company’s initial stockholders, Sponsor, officers and directors with respect to their Founder Shares, as discussed in Note 1 and Note 4. The sale of the Independent Director Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Independent Director Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Independent Director Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2024, the Company determined that a Business Combination was not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation is recognized at the date a Business Combination is considered probable (i.e., upon consummation of the Business Combination) in an amount equal to the number of Independent Director Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Independent Director Shares.

Class B Common Stock— The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, 18,750,000 shares of Class B common stock were outstanding. As of March 31, 2024, our Sponsor owns approximately 89.9% of the Company’s issued and outstanding common stock.

Holders of record of Class A common stock and holders of record of Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders, with each share of stock entitling the holder to one vote, except as required by law or stock exchange rule, and except that prior to the Business Combination, only holders of the Founder Shares will have the right to vote on the appointment of directors. Holders of the Public Shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of the Business Combination, holders of two-thirds of the voting power of the Founder Shares could remove a member of the board of directors for any reason.

The Class B common stock automatically converted into Class A common stock at the time of the Business Combination on a one-for-one basis. See Note 9.

Preferred Stock—The Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Note 7—Warrants

As of March 31, 2024 and December 31, 2023, the Company had 18,750,000 Public Warrants and 11,333,333 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of the Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless” basis, and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.

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

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by our Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than our Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

The following tables present information about the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. Significant deviations from these estimates and inputs could result in a material change in fair value.

		March 31,
Description	Level	2024
Liabilities:
Private Placement Warrants	2	$2,265,533
Public Warrants	1	$3,748,125
Equity Forward	3	$332,000

		December 31,
Description	Level	2023
Liabilities:
Private Placement Warrants	2	$3,468,000
Public Warrants	1	$5,737,500
Equity Forward	3	$325,000

Warrant Liabilities

As of March 31, 2024 and December 31, 2023, the Company’s derivative warrant liabilities were valued at $6,013,658 and $9,205,500, respectively. The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within derivative warrant liabilities on the Balance Sheets. The derivative warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative warrant liabilities in the Unaudited Condensed Statements of Operations.

Equity Forward

As of March 31, 2024, the Company’s equity forward was valued at $332,000. The Equity Forward is accounted for as a liability classified financial instrument in accordance with ASC 480 and is presented as the Equity forward liability in the Balance Sheets as of March 31, 2024 and December 31, 2023.

Measurement - Warrants

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of March 31, 2024 and December 31, 2023 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker CONXW. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

The following table presents the changes in the fair value of derivative warrant liabilities during the years ended March 31, 2024 and March 31, 2023:

			Aggregate
	Private	Public	Warrant
	Warrants	Warrants	Liability
Fair value as of December 31, 2023	$3,468,000	$5,737,500	$9,205,500
Change in fair value	(1,202,467)	(1,989,375)	(3,191,842)
Fair value as of March 31, 2024	$2,265,533	$3,748,125	$6,013,658
(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of derivative warrant liabilities in the Unaudited Condensed Statements of Operations.
(2)	During the three months ended March 31, 2024 and December 31, 2023, there were no transfers into or out of the Level 1, Level 2, or Level 3 classifications.

			Aggregate
	Private	Public	Warrant
	Warrants	Warrants	Liability
Fair value as of December 31, 2022	$1,700,000	$2,812,500	$4,512,500
Change in fair value	1,768,000	2,925,000	4,693,000
Fair value as of March, 2023	$3,468,000	$5,737,500	$9,205,500
(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of derivative warrant liabilities in the Unaudited Condensed Statements of Operations.
(2)	During the three months ended March 31, 2023 and December 31, 2022, there were no transfers into or out of the Level 1, Level 2, or Level 3 classifications.

Measurement - Equity Forward

The Equity Forward is measured at fair value on a recurring basis. The subsequent measurement of the Equity Forward as of March 31, 2024 is classified as Level 3 due to unobservable inputs that are supported by little or no market activity that are significant to the fair value of the liability.

Equity
Forward
Fair value as of December 31, 2023	$325,000
Change in fair value	7,000
Fair value as of March 31, 2024	$332,000

The Equity Forward was valued as follows:

Valuation Technique	Unobservable Input	Amount
Monte Carlo simulation	Volatility	27%
	Credit adjusted discount rate	35%
	Transaction probability	4%

Extension Notes – Related party

The Extension Notes – related party contain an embedded conversion feature that is not clearly and closely related to the debt agreement, which requires bifurcation and reporting at fair value. Due to the conversion feature being out of the money at inception and as of each reporting period, the value of the embedded conversion option is immaterial.

Note 9—Subsequent Events

The Company evaluated events that have occurred after the Balance Sheet date through May 15, 2024, the date on which the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, except as described below.

On May 1, 2024 (the “Closing Date”), the Company completed its previously announced purchase from EchoStar Real Estate Holding L.L.C. (“Seller”), a subsidiary of EchoStar Corporation (“EchoStar”), of that certain commercial real estate property (the “Property”) in Littleton, Colorado, comprising the corporate headquarters of DISH Wireless, for a purchase price of $26.75 million (the “Transaction”), pursuant to the terms of the purchase and sale agreement, dated as of March 10, 2024 (as amended by that certain Amendment No. 1 thereto, dated May 1, 2024, the “Purchase Agreement”), by and between the Company and Seller. The Transaction constitutes the Company’s “Business Combination”, as that term is defined in the Articles.

In connection with the Transaction, each share of the then-issued and outstanding Class B common stock, par value $0.0001 per share of the Company (“Class B Common Stock”), automatically converted into one share of Class A common stock, par value $0.0001 per share of the Company (“Class A Common Stock”, and such conversion the “Class B Conversion”), on the Closing Date.

On the Closing Date, the Company and Seller entered into a lease agreement (the “Seller Lease Agreement”), pursuant to which Seller leased the Property from the Company. The Seller Lease Agreement is a “triple-net” lease. The Seller Lease Agreement provides for (i) an initial term of approximately 10 years, (ii) a base rent payable during the first year of the initial term of $228,500 per month, which will escalate annually at a rate of two percent per annum, (iii) a monthly additional rent payment, which is estimated for each calendar year and paid in equal monthly installments, which represents Seller’s proportionate share of the operating expenses of the Property, and (iv) two five-year renewal options for Seller, with the base rent upon a renewal to be revised to fair market value and subject to the same annual escalation terms. All of Seller’s obligations under the Seller Lease Agreement are guaranteed by DISH Network Corporation, an affiliate of Seller.

Pursuant to the Tender Offer Statement on Schedule TO originally filed with the SEC by the Company on April 1, 2024 (together with any subsequent amendments and supplements thereto, the “Schedule TO”) in connection with the Company’s offer to purchase for cash up to 2,120,269 of its issued and outstanding shares of Class A Common Stock at a price of $10.598120 per share (the “Purchase Price”), a total of 1,941,684 shares of Class A Common Stock (the “Tendered Shares”) were validly tendered and not properly withdrawn as of the expiration date of the tender offer and were accepted for purchase by the Company. As of the Closing Date, the Company purchased all such Tendered Shares of Class A Common Stock at the Purchase Price.

On the Closing Date, the Company completed the Equity Forward Transaction. Prior to the Closing Date, Mr. Ergen assigned the Subscription Agreement in accordance with its terms to the Trust. On the Closing Date, the Company issued and sold to the Trust 17,391,300 shares of Preferred Stock, at an aggregate purchase price of approximately $200 million, or $11.50 per share. The Company used a portion of the proceeds from the Equity Forward Transaction to fund the purchase price for the Property in the Business Combination.

As of the Closing Date, the Company satisfied and discharged its obligations under the Second Restated Note by repaying in full the principal amount of $900,000 to the Sponsor.

As of the Closing Date, the Company satisfied and discharged its obligations under the First Extension Note by repaying in full the principal amount of $1,168,774 to the Sponsor.

As of the Closing Date, the Company satisfied and discharged its obligations under the Second Extension Note by repaying in full the principal amount of $539,652 to the Sponsor.

On May 2, 2024, the Nasdaq Hearings Panel (the “Panel”) notified the Company of the Panel’s determination that, although the Company completed a business combination, Nasdaq Listing Qualifications Staff informed the Panel that as a result of the Company’s Market Value of Publicly Held Securities as of May 1, 2024, the Transaction did not demonstrate compliance with Nasdaq’s initial listing requirements and therefore the Company did not comply with Nasdaq IM-5101-2, and the Company’s securities would be delisted from Nasdaq. Trading of the Company’s securities on the Nasdaq was suspended at the open of trading on May 6, 2024. The Company has applied for its securities to be quoted on an over-the-counter market operated by the OTC Markets Group, Inc.

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

Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of Part II, Item 1A of this Quarterly Report and in our Schedule TO (as defined herein after), as amended. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We were incorporated in the State of Nevada on August 26, 2020. Our business purpose was to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or assets. Subsequent to the closing of our Business Combination on May 1, 2024 (the “Closing Date”), we derive revenues primarily from rent received from our operation of real estate property. In addition, we anticipate to grow through acquisition opportunities, including, but not limited to, disruptive technologies and additional infrastructure assets.

Recent Developments

On the Closing Date, the Company completed its previously announced purchase from EchoStar Real Estate Holding L.L.C. (“Seller”), a subsidiary of EchoStar Corporation (“EchoStar”), of that certain commercial real estate property (the “Property”) in Littleton, Colorado, comprising the corporate headquarters of DISH Wireless, for a purchase price of $26.75 million (the “Transaction”), pursuant to the terms of the purchase and sale agreement, dated as of March 10, 2024 (as amended by that certain Amendment No. 1 thereto, dated May 1, 2024, the “Purchase Agreement”), by and between the Company and Seller. The Transaction constitutes the Company’s “Business Combination”, as that term is defined in the Company’s Amended and Restated Articles of Incorporation.

In connection with the Transaction, each share of the then-issued and outstanding Class B common stock, par value $0.0001 per share of the Company (“Class B Common Stock”), automatically converted into one share of Class A common stock, par value $0.0001 per share of the Company (“Class A Common Stock”, and such conversion the “Class B Conversion”), on the Closing Date.

On the Closing Date, the Company and Seller entered into a lease agreement (the “Seller Lease Agreement”), pursuant to which Seller leased the Property from the Company. The Seller Lease Agreement is a “triple-net” lease. The Seller Lease Agreement provides for (i) an initial term of approximately 10 years, (ii) a base rent payable during the first year of the initial term of $228,500 per month, which will escalate annually at a rate of two percent per annum, (iii) a monthly additional rent payment, which is estimated for each calendar year and paid in equal monthly installments, which represents Seller’s proportionate share of the operating expenses of the Property, and (iv) two five-year renewal options for Seller, with the base rent upon a renewal to be revised to fair market value and subject to the same annual escalation terms. All of Seller’s obligations under the Seller Lease Agreement are guaranteed by DISH Network Corporation, an affiliate of Seller.

Pursuant to the Tender Offer Statement on Schedule TO originally filed with the SEC by the Company on April 1, 2024 (together with any subsequent amendments and supplements thereto, the “Schedule TO”) in connection with the Company’s offer to purchase for cash up to 2,120,269 of its issued and outstanding shares of Class A Common Stock at a price of $10.598120 per share (the “Purchase Price”), a total of 1,941,684 shares of Class A Common Stock (the “Tendered Shares”) were validly tendered and not properly withdrawn as of the expiration date of the tender offer and were accepted for purchase by the Company. As of the Closing Date, the Company purchased all such Tendered Shares of Class A Common Stock at the Purchase Price.

On the Closing Date, the Company completed the Equity Forward Transaction. Prior to the Closing Date, Mr. Ergen assigned the Subscription Agreement in accordance with its terms to the Trust. On the Closing Date, the Company issued and sold to the Trust 17,391,300 shares of Preferred Stock, at an aggregate purchase price of approximately $200 million, or $11.50 per share. The Company used a portion of the proceeds from the Equity Forward Transaction to fund the purchase price for the Property in the Business Combination.

As of the Closing Date, the Company satisfied and discharged its obligations under the Second Restated Note by repaying in full the principal amount of $900,000 to the Sponsor.

As of the Closing Date, the Company satisfied and discharged its obligations under the First Extension Note by repaying in full the principal amount of $1,168,773.76 to the Sponsor.

As of the Closing Date, the Company satisfied and discharged its obligations under the Second Extension Note by repaying in full the principal amount of $539,652.40 to the Sponsor.

On May 2, 2024, the Nasdaq Hearings Panel (the “Panel”) notified the Company of the Panel’s determination that, although the Company completed a business combination, Nasdaq Listing Qualifications Staff informed the Panel that as a result of the Company’s Market Value of Publicly Held Securities as of May 1, 2024, the Transaction did not demonstrate compliance with Nasdaq’s initial listing requirements and therefore the Company did not comply with Nasdaq IM-5101-2, and the Company’s securities would be delisted from Nasdaq. Trading of the Company’s securities on the Nasdaq was suspended at the open of trading on May 6, 2024. The Company has applied for its securities to be quoted on an over-the-counter market operated by the OTC Markets Group, Inc.

Results of Operations

Prior to the completion of the Business Combination, we neither engaged in any operations nor generated any operating revenues. Our only activities for the three months ended March 31, 2024 were associated with the search for a target company and the completion of the Business Combination. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative warrant liabilities at each reporting period.

Prior to October 12, 2022, we generated non-operating income in the form of interest income on proceeds derived from the Initial Public Offering. Effective October 12, 2022, the Company converted all of the investments in the Trust Account into cash, which remained in the Trust Account. On September 29, 2023, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to hold all funds in the Trust Account in an interest-bearing deposit account with a financial institution in the United States. Accordingly, following the transfer to an interest-bearing deposit account, the amount of interest income again increased. As of March 31, 2024, interest on such deposit account was approximately 4.5% per annum.

For the three months ended March 31, 2024, we had net income of $2,373,957 which was primarily related to a change in fair value of derivative warrant liabilities of $3,191,842 and included interest income of $250,812 and income tax expense adjustment of $10,336, primarily offset by general and administrative expenses of $1,072,033.

For the three months ended March 31, 2023, we had net loss of $784,053 which was primarily related to a change in fair value of derivative warrant liabilities of $923,558 and general and administrative expenses of $277,914, primarily offset by a change in fair value of the Extension Note convertible of $417,419.

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

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $750.0 million was placed in the Trust Account and we had approximately $103,135 of cash held outside of the Trust Account as of March 31, 2024, and available for working capital purposes and to pay our taxes. We incurred $42.3 million in transaction costs, including $15 million of underwriting fees, $26.3 million of deferred underwriting fees (which deferred underwriting commission was waived by the underwriters) and $1 million of other costs in connection with our Initial Public Offering and the sale of the Private Placement Warrants.

On March 1, 2023, our Sponsor agreed to loan the Company an aggregate of up to $250,000 for working capital purposes. The Company issued a promissory note to our Sponsor to evidence the loan. On November 2, 2023, the Company issued an amended and restated promissory note (the “Restated Note”) in the principal amount of up to $550,000 to the Sponsor. The Restated Note amended, restated, replaced and superseded that certain promissory note dated March 1, 2023, in the principal amount of $250,000. On March 25, 2024, the Company issued an amended and restated promissory note (the “Second Restated Note”) to the Sponsor. The Second Restated Note amends, restates, replaces and supersedes the Restated Note to increase the principal amount available for borrowings thereunder from up to $550,000 to up to $900,000. The Second Restated Note does not bear interest, matures on the date of consummation of the Business Combination and is subject to customary events of default. The Second Restated Note was to be repaid only to the extent that the Company has funds available to it outside of its Trust Account established in connection with its Initial Public Offering. As of March 31, 2024, the Company had borrowed $900,000 under the Second Restated Note. As of the Closing Date, the Company satisfied and discharged its obligations under the Second Restated Note by repaying in full the principal amount to the Sponsor.

For the three months ended March 31, 2024, net cash used in operating activities was $405,027. For the three months ended March 31, 2023, net cash used in operating activities was $264,578 principally due to the payment of general and administrative expenses during the period.

For the three months ended March 31, 2024, net cash provided by investing activities was $0 and cash provided by financing activities of $500,000. For the three months ended March 31, 2023, net cash used by investing activities was $500,903 and net cash provided by financing activities of $500,903.

As of March 31, 2024 we had operating cash of $103,135 and investments held in the Trust Account of $22,216,917. As of December 31, 2023 we had operating cash of $8,162 and investments held in the Trust Account of $21,966,104. We intend to utilize substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

On May 1, 2024, we closed our Business Combination. Approximately $20.58 million of funds held in the Trust Account were used to pay the redemption of 1,941,684 shares of Class A common stock.

Management has taken several actions to further the Company’s ability to continue as a going concern. As further described in Note 9, on May 1, 2024, the Company completed its Business Combination. In addition, on May 1, 2024, the Company completed the Equity Forward Transaction, resulting in cash proceeds to the Company aggregating approximately $200 million. Management believes that these actions will enable the Company to continue as a going concern through May 15, 2025, which is twelve months subsequent to the date on which these financial statements were issued.

Critical Accounting Policies and Estimates

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

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, are recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of March 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, due to the material weakness we previously identified in our internal control over financial reporting described below, our disclosure controls and procedures were not effective.

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

As a result of the foregoing, our management concluded that there was a material weakness related to our accounting for complex financial instruments in internal control over financial reporting as of March 31, 2024. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our accounting for complex financial instruments, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. We can offer no assurance that our remediation plan will ultimately have the intended effects.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

From time to time, we may become involved in legal proceedings or be subject to claims in the ordinary course of business. We are not currently a party to any material legal proceedings. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors and there can be no assurances that favorable outcomes will be obtained.

Item 1A. Risk Factors.

As a result of the closing of the Business Combination on May 1, 2024, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023, as amended, no longer apply. For risk factors relating to our business following the Business Combination, please refer to the section entitled “Risk Factors” in our Schedule TO, as amended.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not Applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1

Purchase and Sale Agreement, dated March 10, 2024, by and between CONX Corp. and EchoStar Real Estate Holding L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 11, 2024).

10.1

Second Amended & Restated Promissory Note in favor of nXgen Opportunities, LLC, dated March 25, 2024 (incorporated by reference to Exhibit (d)(14) to the Company’s Schedule TO, filed with the SEC on April 1, 2024).

10.2	Amendment No.1 to Subscription Agreement, dated March 25, 2024 (incorporated by reference to Exhibit (d)(15) to the Company’s Schedule TO, filed with the SEC on April 1, 2024).
10.3

Waiver Agreement, dated March 25, 2024, by and between the Company and nXgen Opportunities, LLC (incorporated by reference to Exhibit (d)(16) to the Company’s Schedule TO, filed with the SEC on April 1, 2024).

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

CONX CORP.
(Registrant)
Date: May 15, 2024	By:	/s/ Kyle Jason Kiser
Kyle Jason Kiser
Chief Executive Officer
Principal Executive, Financial and Accounting Officer