Form 10-Q
period 2024-06-30
CONX Corp.
filed 2024-11-22
CIK 1823000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Securities registered pursuant to Section 12(b) of the Act: None (1)

(1) The Company’s Class A common stock and public warrants are traded on the over-the-counter market under the symbol “CNXX” and “CNXXW,” respectively.

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

As of November 22, 2024, 18,928,585 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

CONX CORP.

FORM 10-Q

For the period ended June 30, 2024

CONX CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2024 (unaudited)	2023
Assets:
Current assets:
Cash and cash equivalents	$172,772,954	$8,162
Prepaid expenses	207,417	9,166
Total current assets	172,980,371	17,328
Cash held in trust account	—	21,966,104
Deferred Rent Receivable	43,402	—
Investment in real estate, net	23,188,626	—
Total assets	$196,212,399	$21,983,432
Liabilities, Class A Common Stock Subject to Redemption, and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$16,220	$76,826
Deferred Rent	228,500	—
Security Deposit	228,500	—
Working capital loan – related party	—	400,000
Extension notes – related party	—	1,708,426
Accrued expenses	2,091,900	1,097,000
Accrued excise tax payable	860,586	639,193
Income taxes payable	384,538	70,011
Total current liabilities	3,810,244	3,991,456
Deferred legal fees	—	275,000
Deferred underwriting fee payable	—	26,250,000
Equity forward liability	—	325,000
Derivative warrant liabilities	1,504,166	9,205,500
Convertible preferred stock liability	199,999,950	—
Total liabilities	205,314,360	40,046,956
Commitments and Contingencies
Class A common stock subject to possible redemption, 0 shares outstanding at June 30, 2024 and 2,090,269 shares at redemption value of $10.51 per share at December 31, 2023	—	21,966,104
Stockholders’ Deficit:
Class A common stock, $0.0001 par value, 500,000,000 shares authorized; 18,928,585 shares issued and outstanding at June 30, 2024 and 30,000 shares issued and outstanding at December 31, 2023	1,893	3
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2024 and 18,750,000 shares issued and outstanding at December 31, 2023	—	1,875
Accumulated deficit	(9,103,854)	(40,031,506)
Total Stockholders’ Deficit	(9,101,961)	(40,029,628)
Total Liabilities, Class A Common Stock Subject to Redemption, and Stockholders’ Deficit	$196,212,399	$21,983,432

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONX Corp.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months
	Ended June 30,	Ended June 30,
	2024	2023
Rental Income	$500,402	$—
Total Income	500,402	—
Depreciation expense	154,758	—
General and administrative expenses	1,839,724	339,598
Loss from operations	(1,494,080)	(339,598)
Other income (expense)	—	—
Change in fair value of equity forward	332,000	—
Change in fair value of derivative warrant liabilities	4,509,492	(580,608)
Unrealized gain/loss on cash equivalents held in investment account	(50,609)	—
Interest income on cash or cash equivalents held in investment account	1,602,250	—
Interest income on cash or investments held in Trust Account	69,292	—
Total other income (expense)	6,462,425	(920,206)
Income (loss) before income tax expense	4,968,345	(920,206)
Income tax expense	423,068	—
Net income (loss)	$4,545,277	$(920,206)
Weighted average shares used in computing net income (loss) per common share
Class A – Common stock (Basic)	13,315,813	6,901,999
Class A - Common stock (Diluted)	24,910,013	6,901,999
Class B - Common stock (Basic and Diluted)	6,250,000	18,750,000
Basic net income (loss) per common share
Class A – Common stock	$0.15	$(0.04)
Class B – Common stock	$0.15	$(0.04)
Diluted net income (loss) per common share
Class A - Common stock	$0.15	$(0.04)
Class B - Common stock	$0.15	$(0.04)

	For the Six Months	For the Six Months
	Ended June 30,	Ended June 30,
	2024	2023
Rental Income	$500,402	$—
Total Income	500,402	—
Depreciation expense	154,758	—
General and administrative expenses	2,911,758	617,512
Loss from operations	(2,566,114)	(617,512)
Other income (expense)	—	—
Change in fair value of equity forward	325,000	—
Change in fair value of derivative warrant liabilities	7,701,334	(1,504,166)
Unrealized gain/loss on cash equivalents held in investment account	(50,609)	—
Interest income on cash or cash equivalents held in investment account	1,602,251	—
Interest income on cash or investments held in Trust Account	320,104	—
Total other income	9,898,080	(2,121,678)
Income (loss) before income tax expense	7,331,966	(2,121,678)
Income tax expense	412,732	—
Net Income (loss)	$6,919,234	$(2,121,678)
Weighted average shares used in computing net income (loss) per common share
Class A - Common stock (Basic)	7,672,031	7,640,191
Class A – Common stock (Diluted)	13,437,103	7,640,191
Class B - Common stock (Basic and Diluted)	12,534,530	18,750,000
Basic net income (loss) per common share
Class A - Common stock	$0.27	$(0.08)
Class B - Common stock	$0.27	$(0.08)
Diluted net income (loss) per common share
Class A - Common stock	$0.27	$(0.08)
Class B - Common stock	$0.27	$(0.08)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONX Corp.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024
	Common Stock
	Class A		Class B		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance—December 31, 2023	30,000	3	18,750,000	1,875	(40,031,506)	(40,029,628)
Accretion Adjustment	—	—	—	—	(250,812)	(250,812)
Net Income	—	—	—	—	2,373,957	2,373,957
Balance—March 31, 2024 (unaudited)	30,000	3	18,750,000	1,875	(37,908,361)	(37,906,483)
Accretion Adjustment	—	—	—	—	75,658	75,658
Deferred underwriting fee	—	—	—	—	26,250,000	26,250,000
Excise tax imposed on common stock redemption	—	—	—	—	(221,395)	(221,395)
Class A Shares for Public Shareholders	148,585	15	—	—	1,561,598	1,561,613
Carry value and purchase price variance	—	—	—	—	(3,406,631)	(3,406,631)
Additional Paid in Capital Conversion of Class B Common Stock	18,750,000	1,875	(18,750,000)	(1,875)	—	—
Net Income	—	—	—	—	4,545,277	4,545,277
Balance—June 30, 2024 (unaudited)	18,928,585	$1,893	—	$—	(9,103,854)	$(9,101,961)

	FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
	Common Stock				Additional
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—January 1, 2023	30,000	$3	18,750,000	$1,875	$—	$(31,755,841)	$(31,753,963)
Accretion Adjustment	—	—	—	—	—	(500,903)	(500,903)
Net loss	—	—	—	—	—	(1,201,472)	(1,201,472)
Balance—March 31, 2023 (unaudited)	30,000	$3	18,750,000	$1,875	$—	$(33,458,216)	$(33,456,338)
Accretion Adjustment	—	—	—	—	—	(441,866)	(441,866)
Net loss	—	—	—	—	—	(920,206)	(920,206)
Balance—June 30, 2023 (unaudited)	30,000	$3	18,750,000	$1,875	$—	$(34,820,288)	$(34,818,410)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONX Corp.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2024	2023
Cash flows from Operating Activities:
Net income (loss)	$6,919,234	$(2,121,678)
Adjustments to reconcile net income(loss) to net cash used in operating activities:
Interest earned on cash or investments held in Trust Account	(320,104)	—
Depreciation	154,759	—
Change in fair value of derivative warrant liabilities	(7,701,334)	1,504,166
Change in fair value of equity forward liability	(325,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	(198,250)	(21,562)
Rent Receivable	(43,402)	—
Accounts payable	(60,610)	86,190
Accrued expenses	994,900	240,200
Deferred Rent	228,500	—
Security Deposit	228,500	—
Deferred Legal Fees	(275,000)	—
Income taxes payable	314,527	(1,203,973)
Net cash used in operating activities	(83,280)	(1,516,657)
Investing Activities
Cash distributed from trust account	22,286,208	57,580,287
Cash contributed to trust account	—	(942,769)
Purchase of common controlled Building and Land	(26,750,000)	—
Net cash (used in) provided by investing activities	(4,463,792)	56,637,518
Financing Activities
Redemption of Class A common stock	(20,579,660)	(57,580,287)
Proceeds from Issuance of Convertible Preferred Stock	199,999,950	—
Proceeds from Extension Note	—	942,769
Repayment of Extension Note	(1,708,426)
Proceeds from Working Capital Loan	500,000	250,000
Repayment of Working Capital Loan	(900,000)	—
Net cash provided by (used in) financing activities	177,311,864	(56,387,518)
Net change in cash	172,764,792	(1,266,657)
Cash and Cash Equivalents—beginning of the period	$8,162	$1,397,296
Cash and Cash Equivalents—end of the period	$172,772,954	$130,639

Supplement Cash Flow Information
Cash paid for income taxes	$32,736	1,190,035
Excise tax liability accrued for common stock redemptions	$221,395	—

The accompanying notes are an integral part of the unaudited condensed financial statements

CONX Corp.

UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization, Business Operations and Basis of Presentation

CONX Corp. (the “Company” or “we,” “our” or “us”) was incorporated in Nevada on August 26, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or assets. The Company completed an asset acquisition, which met the criteria of a Business Combination as defined in the Company’s Amended and Restated Articles of Incorporation (hereafter, the “Business Combination”) on May 1, 2024 (the “Closing Date”). Subsequent to the closing of the Business Combination, we derived revenues primarily from rent received from our operation of real estate property. In addition, we anticipate to grow through acquisition opportunities, including, but not limited to, disruptive technologies and additional infrastructure assets.

Prior to the completion of the Business Combination, the Company had not yet commenced operations. All activity for the period from August 26, 2020 (inception) through May 1, 2024 related to the Company’s initial public offering and subsequent search for a potential Business Combination target. The Company did not generate any operating revenues until after the completion of its initial Business Combination.

On November 3, 2020, the Company consummated its initial public offering of 75,000,000 Units (the “Units” and the shares of Class A common stock included in the Units, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $750.0 million (the “Initial Public Offering”), and incurring offering costs of approximately $42.3 million, inclusive of approximately $26.3 million in deferred underwriting commissions (see Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 11,333,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to nXgen Opportunities, LLC, a Colorado limited liability company (“nXgen”), each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $17.0 million (see Note 4).

Working Capital Loans

On March 1, 2023, nXgen agreed to loan the Company an aggregate of up to $250,000 for working capital purposes. The Company issued a promissory note to nXgen to evidence the loan. On November 2, 2023, the Company issued an amended and restated promissory note (the “Restated Note”) in the principal amount of up to $550,000 to nXgen. The Restated Note amended, restated, replaced and superseded that certain promissory note dated March 1, 2023, in the principal amount of $250,000. On March 25, 2024, the Company issued an amended and restated promissory note (the “Second Restated Note”) to nXgen. The Second Restated Note amends, restates, replaces and supersedes the Restated Note to increase the principal amount available for borrowings thereunder from up to $550,000 to up to $900,000. The Second Restated Note does not bear interest, matures on the date of consummation of the Business Combination and is subject to customary events of default. The Second Restated Note was to be repaid only to the extent that the Company has funds available to it outside of its trust account located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”), established in connection with its Initial Public Offering. On the Closing Date, the Company satisfied and discharged its obligations under the Second Restated Note by repaying in full the principal amount of $900,000 to nXgen.

Completion of Business Combination

On March 10, 2024, the Company entered into a definitive purchase and sale agreement (as amended by that certain Amendment No. 1 thereto, dated May 1, 2024, the “Purchase Agreement”) with EchoStar Real Estate Holding L.L.C. (the “Seller”), a subsidiary of EchoStar Corporation (“EchoStar”), which provided for our purchase from Seller of the commercial real estate property (the “Property”) in Littleton, Colorado, comprising the corporate headquarters of DISH Wireless, for a purchase price of $26.75 million (such transaction, the “Transaction”).

On March 22, 2024, the Company received a letter from Deutsche Bank Securities Inc. (“DBSI”) whereby DBSI agreed to waive, in connection with the Business Combination, its entitlement to any portion of the deferred underwriting fee due to it pursuant to that certain underwriting agreement, dated October 29, 2020, entered into in connection with the Initial Public Offering by and between the

Company and DBSI. Furthermore, DBSI disclaimed any responsibility for any portion of any registration statement or proxy statement, as applicable, that may be filed by the Company or any of its affiliates in connection with the Transaction. In connection with this, the Company reclassified the deferred underwriting fee to accumulated deficit.

On March 25, 2024, the Company waived the lock-up restrictions set forth in Section 7(a) of that certain letter agreement among the Company, nXgen, and the other initial stockholders with respect to 9,375,000 Founder Shares held by nXgen, which will allow nXgen to transfer any or all of such shares without regard to such restrictions after the completion of our initial business combination, subject to restrictions under applicable securities laws.

On May 1, 2024 (the “Closing Date”), the Company completed the Transaction pursuant to the terms of the Purchase Agreement. The Transaction constitutes the Company’s “Business Combination”, as that term is defined in our Amended and Restated Articles of Incorporation, as amended from time to time (“the Articles”).

On the Closing Date, the Company and Seller entered into a lease agreement (the “Seller Lease Agreement”), pursuant to which Seller leased the Property from the Company. The Seller Lease Agreement is a “triple-net” lease. The Seller Lease Agreement provides for (i) an initial term of approximately 10 years, (ii) a base rent payable during the first year of the initial term of $228,500 per month, which will escalate annually at a rate of two percent per annum, (iii) a monthly additional rent payment, which is estimated for each calendar year and paid in equal monthly installments, which represents Seller’s proportionate share of the operating expenses of the Property, and (iv) two five-year renewal options for Seller, with the base rent upon a renewal to be revised to fair market value and subject to the same annual escalation terms. All of Seller’s obligations under the Seller Lease Agreement are guaranteed by DISH Network Corporation (“DISH”), an affiliate of Seller.

In connection with the Transaction, each share of the then-issued and outstanding Class B common stock, par value $0.0001 per share of the Company (“Class B Common Stock”), automatically converted into one share of Class A common stock, par value $0.0001 per share of the Company (“Class A Common Stock”, and such conversion the “Class B Conversion”), on the Closing Date.

In connection with the consummation of the Transaction, the Company provided all holders of shares of its Class A common stock, par value of $0.0001 per share, purchased in the Company’s Initial Public Offering, the opportunity to have such shares redeemed pursuant to, and subject to the limitations of, the provisions of the Articles. The per-share amount distributed to public stockholders who redeemed their Public Shares was not reduced by any deferred underwriting commissions (as discussed in Note 6). In accordance with Accounting Standards Codification (“ASC”) 480-10-S99, “Distinguishing Liabilities From Equity”, redemption provisions not solely within the control of the Company require common stock subject to possible redemption to be classified outside of permanent equity. Because a stockholder vote was not required by law and the Company did not hold a stockholder vote for business or other legal reasons, the Company, pursuant to its Articles, conducted the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and filed tender offer documents with the SEC prior to completing a Business Combination. The Company’s initial stockholders and independent directors agreed to waive their redemption rights with respect to their Founder Shares, the Independent Director Shares and Public Shares in connection with the completion of a Business Combination.

Pursuant to the Tender Offer Statement on Schedule TO originally filed with the SEC by the Company on April 1, 2024 (together with any subsequent amendments and supplements thereto, the “Schedule TO”) in connection with the Company’s offer to purchase for cash up to 2,120,269 of its issued and outstanding shares of Class A Common Stock at a price of approximately $10.60 per share (the “Purchase Price”), a total of 1,941,684 shares of Class A Common Stock (the “Tendered Shares”) were validly tendered and not properly withdrawn as of the expiration date of the tender offer and were accepted for purchase by the Company. As of the Closing Date, the Company purchased all such Tendered Shares of Class A Common Stock at the Purchase Price.

On May 2, 2024, the Nasdaq Hearings Panel notified the Company of the Panel’s determination that the Company’s securities would be delisted from Nasdaq. Trading of the Company’s securities on Nasdaq was suspended at the open of trading on May 6, 2024. On June 24, 2024, the Company withdrew its appeal of the Panel’s decision and the Nasdaq Listing and Hearing Review Council did not call the matter for review. On July 19, 2024, Nasdaq filed a Form 25 with the Securities and Exchange Commission to delist the Company’s securities from Nasdaq. The delisting became effective on July 29, 2024. The Company’s Class A common stock and public warrants are traded on the over-the-counter market under the symbol “CNXX” and “CNXXW,” respectively.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s annual report on Form 10-K, as filed with the SEC on March 28, 2024, and as amended on Form 10-K/A, filed with the SEC on April 15, 2024. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the period ended December 31, 2024 or for any future periods.

Going Concern

Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account and working capital loans provided by nXgen.

Management has taken several actions to further the Company’s ability to continue as a going concern. On May 1, 2024, the Company completed its Business Combination. In addition, on May 1, 2024, the Company completed its previously announced Equity Forward Transaction, resulting in cash proceeds to the Company aggregating approximately $200 million.

In connection with the Transaction, the Company entered into the Seller Lease Agreement which results in annual rental revenue of approximately $3 million.

Management believes that these actions will enable the Company to continue as a going concern through November 22, 2025, which is twelve months subsequent to the date on which these financial statements were issued.

Segment Reporting

The Company operates through a single reportable business segment as it only reports financial information on an aggregate basis to its Chief Executive Officer, who is the Company’s chief operating decision maker. The Company derives revenues primarily from rent received from our operation of real estate property pursuant to the Seller Lease Agreement.

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

We routinely assess the financial strength of significant customers. As discussed in Note 1, the Property is leased to one tenant pursuant to the Seller Lease Agreement. As the tenant currently has liquidity concerns evidenced by going concern disclosure in its public filings, we will continue to monitor the realization of the rent receivable under the Seller Lease Agreement.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the Balance Sheets, except for the public and private placement warrants.

See Note 9 for additional information on assets and liabilities measured at fair value on a recurring basis.

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

The Company’s Public and Private Warrants derivative instruments are recorded at fair value as of the Initial Public Offering (November 3, 2020) and re-valued at each reporting date, with changes in the fair value reported in the Unaudited Condensed Statements of Operations. Derivative assets and liabilities are classified on the Unaudited Condensed Balance Sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the Balance Sheet date. The Company has determined the Warrants are a derivative instrument. As the Warrants meet the definition of a derivative the Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurements and Disclosures,” with changes in fair value recognized in the Unaudited Condensed Statements of Operations in the period of change.

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

Investments and Cash Held in Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, the Company was required to place net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement in a Trust Account, which had been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by management of the Company. Investments held in the Trust Account were classified as trading securities and presented on the Balance Sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account were included in interest income on investments held in Trust Account in the accompanying Unaudited Condensed Statements of Operations.

Effective October 12, 2022, the Company converted all of its investments in the Trust Account into cash, which remained in the Trust Account. On September 29, 2023, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to hold all funds in the Trust Account in an interest-bearing deposit account with a financial institution in the United States. Accordingly, following the transfer to an interest-bearing deposit account, the amount of interest income (which we are permitted to use to pay our taxes and up to $100,000 of dissolution expenses) again increased. On the Closing Date, approximately $20.58 million of funds held in the Trust Account were used to pay the redemption of 1,941,684 shares of Class A common stock and $55,734 of funds were withdrawn for tax disbursements. The Trust Account was closed and $1,503,969 of funds remaining in the Trust Account were released to the Company pursuant to the trust agreement.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $172,605,059 and $0 in cash equivalents as of June 30, 2024 and December 31, 2023, respectively.

Property and Equipment

Property and equipment are stated at cost less depreciation and impairment losses, if any. Because the Company and Seller are entities under common control, the Property was initially recorded on our Unaudited Condensed Balance Sheets at the Seller’s cost less accumulated depreciation.

Depreciation is recorded on a straight-line basis over useful lives ranging from one to 40 years. Repair and maintenance costs are charged to expense when incurred. Renewals and improvements that add value or extend the asset’s useful life are capitalized.

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

Common Stock Subject to Possible Redemption

In connection with the consummation of the Transaction, the Company provided all holders of shares of its Class A common stock, par value of $0.0001 per share, purchased in the Company’s Initial Public Offering, the opportunity to have such shares redeemed pursuant to, and subject to the limitations of, the provisions of the Articles. The per-share amount distributed to public stockholders who redeemed their Public Shares was not reduced by any deferred underwriting commissions (as discussed in Note 6). In accordance with ASC 480-10-S99, “Distinguishing Liabilities From Equity”, redemption provisions not solely within the control of the Company require common stock subject to possible redemption to be classified outside of permanent equity. Because a stockholder vote was not required by law and the Company did not hold a stockholder vote for business or other legal reasons, the Company, pursuant to its Articles, conducted the redemptions pursuant to the tender offer rules of the SEC and filed tender offer documents with the SEC prior to completing a Business Combination. The Company’s initial stockholders and independent directors agreed to waive their redemption rights with respect to their Founder Shares, the Independent Director Shares and Public Shares in connection with the completion of a Business Combination.

Effective October 31, 2022, the redemption amount was increased (i) $0.02 for each public share that was not redeemed as of October 31, 2022, plus (ii) $0.02 for each public share that is not redeemed for each subsequent calendar month commencing on

December 3, 2022, and on the third day of each subsequent month, or portion thereof, that we required to complete a business combination from November 3, 2022 until June 3, 2023. Each additional contribution was deposited in the Trust Account on or before the third day of such calendar month. nXgen agreed to advance such amounts through the First Extension Note (see Note 4).

Effective June 2, 2023, the redemption amount was increased (i) $0.04 for each public share that was not redeemed as of June 2, 2023, plus (ii) $0.04 for each public share that is not redeemed for each subsequent calendar month commencing on July 3, 2023, and on the third day of each subsequent month, or portion thereof, that is required to complete a Business Combination from June 3, 2023 until November 3, 2023. Each additional contribution was deposited in the Trust Account on or before the third day of such calendar month. nXgen agreed to advance such amounts through the Second Extension Note (see Note 4).

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

Revenue Recognition

In general, the Company commences rental revenue recognition when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. Contractual rental revenue is reported on a straight-line basis over the term of the lease. Deferred Rent Receivable, as reported on the Unaudited Condensed Balance Sheets, represents cumulative rental income earned in excess of rent payments received pursuant to the terms of the lease agreement.

The Company must estimate the collectability of its Deferred Rent Receivable balances related to rental revenue. When evaluating the collectability of such balances, management considers the tenant’s creditworthiness, changes in the tenant’s payment patterns, and current economic trends. The Company writes off the tenant’s receivable balances if the Company considers the balances no longer probable of collection.

Net income (loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the Class A common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value. The calculations below take into account the effect of the Company’s convertible preferred stock on an as-converted basis. When calculating its diluted net income (loss) per share, however, the Company has not considered the effect of the (i) Warrants issued in connection with the Initial Public Offering, and (ii) the Private Placement Warrants since the exercise of such warrants is anti-dilutive.

	For The		For The
	Three-Month		Three-Month
	Period Ended		Period Ended
	30-Jun-24		30-Jun-23
	Class A	Class B	Class A	Class B
Basic net income (loss) per share
Numerator:
Allocation of net income (loss)	$3,093,358	$1,451,919	$(247,593)	$(672,613)
Less: Net income (loss) allocated to convertible preferred stock	1,150,995	540,239	—	—
Net income (loss) attributable to common stock	1,942,363	911,681	(247,593)	(672,613)
Denominator:
Basic weighted average shares outstanding	13,315,813	6,250,000	6,901,999	18,750,000
Basic net income (loss) per share	$0.15	$0.15	$(0.04)	$(0.04)

Diluted net income (loss) per share
Numerator:
Basic net income (loss) attributable to common stock	$1,942,363	$911,681	$(247,593)	$(672,613)
Add: net income (loss) allocated to convertible preferred stock	1,691,233	—	—	—
Net income (loss) applicable to common shareholders	3,633,597	911,681	(247,593)	(672,613)
Denominator:
Basic weighted average common shares used in computing basic net income (loss) per common share	13,315,813	6,250,000	6,901,999	18,750,000
Add: weighted average of Series A Redeemable Convertible Preferred Stock, as converted	11,594,200	—	—	—
Weighted average common shares used in computing diluted net income (loss) per common share	24,910,013	6,250,000	6,901,999	18,750,000
Weighted average common share outstanding using the two-class method	24,910,013	6,250,000	6,901,999	18,750,000
Diluted income (loss) applicable to common shareholders per common share	$0.15	$0.15	$(0.04)	$(0.04)

	For The		For The
	Six-Month		Six-Month
	Period Ended		Period Ended
	30-Jun-24		30-Jun-23
	Class A	Class B	Class A	Class B
Basic net income (loss) per share
Numerator:
Allocation of net income (loss)	$2,627,096	$4,292,138	$(570,865)	$(1,550,813)
Less: Net income (loss) allocated to convertible preferred stock	583,152	952,750	—	—
Net income (loss) attributable to common stock	2,043,945	3,339,388	(570,865)	(1,550,813)
Denominator:
Basic weighted average shares outstanding	7,672,031	12,534,530	6,901,999	18,750,000
Basic net income (loss) per share	$0.27	$0.27	$(0.08)	$(0.08)

Diluted net income (loss) per share
Numerator:
Basic net income (loss) attributable to common stock	$2,043,945	$3,339,388	$(570,865)	$(1,550,813)
Add: net income (loss) allocated to convertible preferred stock	1,535,902	—	—	—
Net income (loss) applicable to common shareholders	3,579,847	3,339,388	(570,865)	(1,550,813)
Denominator:
Basic weighted average common shares used in computing basic net income (loss) per common share	7,672,031	12,534,530	6,901,999	18,750,000
Add: weighted average of Series A Redeemable Convertible Preferred Stock, as converted	5,765,072	—	—	—
Weighted average common shares used in computing diluted net income (loss) per common share	13,437,103	12,534,530	6,901,999	18,750,000
Weighted average common share outstanding using the two-class method	13,437,103	12,534,530	6,901,999	18,750,000
Diluted income (loss) applicable to common shareholders per common share	$0.27	$0.27	$(0.08)	$(0.08)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed de minimis as of June 30, 2024 and December 31, 2023.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2024 and December 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Note 4—Related Party Transactions

Founder Shares

On August 28, 2020, Charles W. Ergen (the “Founder”) purchased an aggregate of 28,750,000 shares of the Company’s Class B common stock (the “Founder Shares”) for $25,000, or approximately $0.001 per share and transferred 2,875,000 Founder Shares to Jason Kiser, the Company’s Chief Executive Officer, for approximately the same per-share price initially paid by the Founder. On October 21, 2020, the Founder and Mr. Kiser contributed their Founder Shares to nXgen, in return for proportionate equity interests, resulting in nXgen holding 28,750,000 Founder Shares. On October 23, 2020, nXgen forfeited 7,187,500 Founder Shares, resulting in nXgen holding 21,562,500 Founder Shares. All share and per share amounts have been restated to reflect the forfeited shares. On December 14, 2020, as a result of the underwriters not exercising the over-allotment option, nXgen forfeited 2,812,500 Founder Shares, resulting in nXgen holding 18,750,000 Founder Shares.

On October 23, 2020, the Company granted 10,000 Independent Director Shares to Gerald Gorman, on January 27, 2021, the Company granted 10,000 Independent Director Shares to Adrian Steckel, and on October 29, 2021, the Company granted 10,000 Independent Director Shares to David K. Moskowitz, all of which vested on completion of our Business Combination on May 1, 2024.

The initial stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares or Independent Director Shares until the earlier to occur of (i) 180 days after the completion of the initial Business Combination and (ii) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property. On March 25, 2024, the Company waived the lock-up restrictions set forth in Section 7(a) of that certain letter agreement among the Company, nXgen, and the other initial stockholders with respect to 9,375,000 Founder Shares held by nXgen, which allows nXgen to transfer any or all of such shares without regard to such restrictions, subject to restrictions under applicable securities laws.

In connection with the Transaction, each Founder Share automatically converted into one share of Class A common stock on the Closing Date.

Equity Forward Transaction

On November 1, 2023, the Company entered into a subscription agreement (the “Subscription Agreement”) with the Founder or an affiliate (the “Subscriber”, and such subscription agreement, as amended by that certain amendment No. 1 to the subscription agreement, dated March 25, 2024, the “Subscription Agreement”).

On March 25, 2024, the Company and the Subscriber entered into an amendment to the Subscription Agreement amending the terms of the Preferred Stock issuable thereunder contingent upon, and substantially concurrently with, the consummation of the Transaction, to provide that (i) the issuance of shares of the Company’s common stock on conversion of the Preferred Stock will be subject to prior approval of the Company’s stockholders to the extent (and only to the extent) that such conversion would require stockholder approval under Nasdaq Rule 5635, and (ii) at any time and from time to time following the issuance of the Preferred Stock, the Company may redeem the Preferred Stock in whole or in part, at the option of the Company, at a price equal to $11.50 per share.

On the Closing Date, the Company completed its previously announced transaction (the “Equity Forward Transaction” or “Equity Forward”) pursuant to the terms of the Subscription Agreement. The closing of the Equity Forward Transaction was contingent upon the consummation of the Transaction. Prior to the Closing Date, Mr. Ergen assigned the Subscription Agreement in accordance with its terms to a trust established for the benefit of his family (the “Trust”). On the Closing Date, the Company issued and sold to the Trust 17,391,300 shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Preferred Stock”), at an aggregate purchase price of approximately $200 million, or $11.50 per share. The Company used a portion of the proceeds from the Equity Forward Transaction to fund the purchase price for the Property in the Business Combination. As a result of the completion of the Equity Forward Transaction and the issuance of the Preferred Stock, there is no outstanding liability associated with the Equity Forward as of June 30, 2024.

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

If the Preferred Stock has not earlier been converted, the Company will redeem each share of Preferred Stock after the date that is the fifth anniversary of the closing of the Company’s initial business combination, on not less than 10 nor more than 20 days prior notice, in cash at a price equal to $11.50 per share, subject to certain customary adjustments. This redemption feature requires the Preferred Stock to be liability classified due to the conversion feature being considered non-substantive under applicable accounting guidance. However, the Company determined that the redemption features associated with the Preferred Stock are to be considered as clearly and closely related to the host contract and, therefore, do not require separate reporting at fair value for each reporting period.

The Preferred Stock entitles Subscriber to receive dividends equal to and in the same form as dividends actually paid on shares of the Company’s common stock, in each case, on an as-converted basis. The Preferred Stock does not have voting rights.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 11,333,333 Private Placement Warrants to nXgen, each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $17.0 million.

Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to nXgen was added to the proceeds from the Initial Public Offering to be held in the Trust Account. Had the Company not completed a business combination within the Combination Period, the Private Placement Warrants would have expired worthless. The Private Placement Warrants are non-redeemable for cash and exercisable on a cashless basis so long as they are held by nXgen or its permitted transferees.

nXgen and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Business Combination.

Related Party Loans

Working Capital Loans

On March 1, 2023, nXgen agreed to loan the Company an aggregate of up to $250,000 for working capital purposes. The Company issued a promissory note to nXgen to evidence the loan. On November 2, 2023, the Company issued the Restated Note in the principal amount of up to $550,000 to nXgen. The Restated Note amended, restated, replaced and superseded that certain promissory note dated March 1, 2023, in the principal amount of $250,000. On March 25, 2024, the Company issued the Second Restated Note to nXgen. The Second Restated Note amends, restates, replaces and supersedes the Restated Note to increase the principal amount available for borrowings thereunder from up to $550,000 to up to $900,000. As of the Closing Date, the Company had borrowed $900,000 under the Second Restated Note. The Second Restated Note does not bear interest, matures on the date of consummation of the Business Combination and is subject to customary events of default. The Second Restated Note was to be repaid only to the extent that the Company has funds available to it outside of its Trust Account established in connection with its Initial Public Offering. As of the Closing Date, the Company satisfied and discharged its obligations under the Second Restated Note by repaying in full the principal amount to nXgen.

First Extension Note

On October 31, 2022, nXgen agreed to loan the Company an aggregate of up to $1,168,774 for making payments into the Trust Account to extend the period for which the Company has to complete and Initial Business Combination. This loan was non-interest bearing, unsecured and due at the earlier of the date of the Initial Business Combination or the liquidation of the Company. The Company issued a promissory note in the principal amount of up to $1,168,774 to nXgen, evidencing the Company’s indebtedness with respect to such loans. nXgen had the option to convert up to $1,500,000 of the unpaid principal balance of this Note into that number of warrants, each whole warrant exercisable for one share of Class A common stock, $0.0001 par value per share, of the Company (the “First Extension Conversion Warrants”), equal to the principal amount of the note payable so converted divided by $1.50. The First Extension Conversion Warrants were identical to the Private Placement warrants issued by the Company in a private placement that took place immediately prior to the closing of the Initial Public Offering. The Extension Notes - related party contained an embedded conversion feature that is not clearly and closely related to the debt agreement, which requires bifurcation and reporting at fair value. Due to the conversion feature being out of the money at inception and as of each reporting period, the value of the embedded conversion option is immaterial. As of the Closing Date, the Company satisfied and discharged its obligations under the First Extension Note by repaying in full the principal amount to nXgen.

Second Extension Note

On June 2, 2023, nXgen agreed to loan the Company an aggregate of up to $539,652 for making payments into the Trust Account to extend the period for which the Company has to complete and Initial Business Combination. This loan was noninterest bearing, unsecured and due at the earlier of the date of the Initial Business Combination or the liquidation of the Company. The Company issued a promissory note in the principal amount of up to $539,652 to nXgen, evidencing the Company’s indebtedness with respect to such loans. nXgen had the option to convert up to $300,000 of the unpaid principal balance of this Note into that number of warrants, each whole warrant exercisable for one share of Class A common stock, $0.0001 par value per share, of the Company (the “Second Extension Conversion Warrants”), equal to the principal amount of the note payable so converted divided by $1.50. The Second Extension Conversion Warrants were identical to the Private Placement warrants issued by the Company in a private placement that took place immediately prior to the closing of the Initial Public Offering. As of the Closing Date, the Company had borrowed $539,652 under the Second Extension Note. The Extension Notes - related party contained an embedded conversion feature that is not clearly and closely related to the debt agreement, which requires bifurcation and reporting at fair value. Due to the conversion feature being out of the money at inception and as of each reporting period, the value of the embedded conversion option is immaterial. As of the Closing Date, the Company satisfied and discharged its obligations under the Second Extension Note by repaying in full the principal amount to nXgen.

Business Combination

On the Closing Date, the Company completed the purchase from the Seller, a subsidiary of EchoStar, and an affiliate of the Company of the Property, for a purchase price of $26.75 million pursuant to the Purchase Agreement, by and between the Company and Seller. The Transaction constitutes the Company’s “Business Combination”, as that term is defined in the Company’s Articles.

On the Closing Date, the Company and Seller entered into the Seller Lease Agreement, pursuant to which Seller leased the Property from the Company. The Seller Lease Agreement is a “triple-net” lease. The Seller Lease Agreement provides for (i) an initial term of approximately 10 years, (ii) a base rent payable during the first year of the initial term of $228,500 per month, which will escalate annually at a rate of two percent per annum, (iii) a monthly additional rent payment, which is estimated for each calendar year and paid in equal monthly installments, which represents Seller’s proportionate share of the operating expenses of the Property, and (iv) two five-year renewal options for Seller, with the base rent upon a renewal to be revised to fair market value and subject to the same annual escalation terms. All of Seller’s obligations under the Seller Lease Agreement are guaranteed by DISH, an affiliate of Seller and the Company.

Note 5—Property and Equipment

Property and Equipment

Property and equipment consisted of the following, shown as “Investment in real estate, net” on our Unaudited Condensed Balance Sheets:

		As of
	Depreciable Life	June 30,	December 31,
	(in Years)	2024	2023
Buildings and improvements	1 – 40	$35,127,963	$—
Land	—	3,248,608	—
Construction in process	—	77,863	—
Total property and equipment		38,454,434	—
Accumulated depreciation		(15,265,808)	—
Property and equipment, net		$23,188,626	$—

The increase in property and equipment resulted from the Transaction. See Note 1 for further information.

Depreciation expense consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Buildings and improvements	$154,758	$—	$154,758	$—
Total depreciation	154,758	—	154,758	—

The increase in depreciation expense resulted from the Transaction. See Note 1 for further information.

Note 6—Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Preferred Stock, Warrants and Independent Director Shares are entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements. The registration and stockholder rights agreement neither provides for any maximum cash penalties nor any penalties connected with delays in registering the Company’s common stock.

Underwriting Agreement

The underwriters received an underwriting discount of $0.20 per unit, or $15,000,000 in the aggregate, upon the closing of the Initial Public Offering. $0.35 per unit, or $26,250,000 in the aggregate was payable to the underwriters for deferred underwriting commissions (which deferred underwriting commission was waived by the underwriters on March 22, 2024).

Deferred Legal Fees

The Company obtained legal advisory services in connection with the Initial Public Offering and agreed to pay approximately $275,000 of such fees upon the consummation of the initial Business Combination, which was recorded as deferred legal fees in the Balance Sheets as of June 30, 2024 and December 31, 2023. In connection with the consummation of the Transaction, the Company incurred $1.6 million in legal fees and subsequently paid $1.37 million of these fees including the $275,000 of deferred legal fees.

Excise Tax

During the quarter ended June 30, 2024, holders of 1,941,684 shares of Class A Common stock exercised their right to redeem their shares for an aggregate redemption amount of $20.58 million. During the year ended December 31, 2023, holders of 6,294,164 shares of Class A common stock exercised their right to redeem their shares for an aggregate redemption amount of $63.92 million. As a result, the Company has accrued for and recorded a 1% excise tax liability in the amount of $860,586 and $639,193 on the Balance Sheets as of June 30, 2024 and December 31, 2023, respectively. The liability does not impact the statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

Note 7—Stockholders’ Equity Deficit

Class A Common Stock—The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, there were 18,928,585 and 2,120,269 shares of Class A common stock (of which 30,000 shares were Independent Director Shares and not subject to redemption) issued and outstanding, respectively.

Class B Common Stock— The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, there were 0 and 18,750,000 shares of Class B common stock issued and outstanding, respectively.

As of June 30, 2024, nXgen owns approximately 99.41% of the Company’s issued and outstanding common stock.

Holders of record of Class A common stock and holders of record of Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders, with each share of stock entitling the holder to one vote, except as required by law or stock exchange rule, and except that prior to the Business Combination, only holders of the Founder Shares had the right to vote on the appointment of directors. Holders of the Public Shares were not entitled to vote on the appointment of directors during such time. In addition, prior to the completion of the Business Combination, holders of two-thirds of the voting power of the Founder Shares could remove a member of the board of directors for any reason.

The Class B common stock automatically converted into Class A common stock at the time of the Business Combination on a one-for-one basis. See Note 1.

Preferred Stock—The Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024, there were 17,391,300 shares of preferred stock issued and outstanding. See Note 4.

Note 8—Warrants

As of June 30, 2024, the Company had 18,750,000 Public Warrants and 11,333,333 Private Placement Warrants outstanding. The Public Warrants expire on the fifth anniversary of the Business Combination or earlier upon redemption or liquidation, provided the Company has an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”) covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act).

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants were not be transferable, assignable or saleable until 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by nXgen or its permitted transferees. If the Private Placement Warrants are held by someone other than nXgen or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

Note 9—Fair Value Measurements

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

The following tables present information about the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. Significant deviations from these estimates and inputs could result in a material change in fair value.

		June 30,
Description	Level	2024
Liabilities:
Private Placement Warrants	2	$566,666
Public Warrants	1	$937,500

		December 31,
Description	Level	2023
Liabilities:
Private Placement Warrants	2	$3,468,000
Public Warrants	1	$5,737,500
Equity Forward	3	$325,000

Cash Equivalents

As of June 30, 2024 and December 31, 2023, the carrying amount for cash equivalents in the Company’s investment account was equal to or approximated fair value due to their short-term nature or proximity to current market rates.

Fair values of our cash equivalents are measured on a recurring basis based on a variety of observable market inputs. Fair values of our investments in marketable debt are generally based on Level 2 measurements as the markets for such debt are less active. We consider trades on or near the measurement date as a strong indication of fair value and matrix pricing techniques that consider par value, coupon rate, credit quality, maturity and other relevant features may also be used to determine fair value of our investments in marketable debt.

Warrants

As of June 30, 2024 and December 31, 2023, the Company’s derivative warrant liabilities were valued at $1,504,166 and $9,205,500, respectively. The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within derivative warrant liabilities on the Balance Sheets. The derivative warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative warrant liabilities in the Unaudited Condensed Statements of Operations.

The liability associated with the Warrants is measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of June 30, 2024 and December 31, 2023 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker CNXXW. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

Convertible Preferred Stock

As of June 30, 2024, the Company’s liability associated with the Preferred Stock was valued at $199,999,950.If the Preferred Stock has not earlier been converted, the Company will redeem each share of Preferred Stock after the date that is the fifth anniversary of the closing of the Company’s initial business combination, on not less than 10 nor more than 20 days prior notice, in cash at a price equal to $11.50 per share, subject to certain customary adjustments. This redemption feature requires the Preferred Stock to be liability classified due to the conversion feature being considered non-substantive under applicable accounting guidance. However, the Company determined that the redemption features associated with the Preferred Stock are to be considered as clearly and closely related to the host contract and, therefore, do not require separate reporting at fair value for each reporting period.

The liability associated with the Preferred Stock is measured at fair value as of the issuance date and at the redemption value subsequently. The subsequent measurement of the Preferred Stock as of June 30, 2024 is classified as Level 3 due to the use of unobservable inputs which are supported by little or no market activity and which are significant to the fair value of the assets or liabilities. In accordance with ASC 480-10 and after considering several factors, the Company determined that the issue price of $11.50 per share is deemed to be (or approximate) the fair value of the Preferred Stock at the issuance date. Because the settlement date for the Preferred Stock varies based on specified conditions, the Company’s determined that the Preferred Stock should be measured subsequently at the same per share amount as the issue price, which is the price that would be paid by the Company if the Preferred Stock were redeemed at the reporting date.

The following tables present the changes in the fair value of derivative warrant liabilities during the six months ended June 30, 2024 and June 30, 2023:

			Aggregate
	Private	Public	Warrant
	Warrants	Warrants	Liability
Fair value as of December 31, 2023	$3,468,000	5,737,500	9,205,500
Change in fair value	(2,901,334)	(4,800,000)	(7,701,334)
Fair value as of June 30, 2024	$566,666	937,500	1,504,166
(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of derivative warrant liabilities in the Unaudited Condensed Statements of Operations.
(2)	During the six months ended June 30, 2024 and December 31, 2023, there were no transfers into or out of the Level 1, Level 2, or Level 3 classifications.

			Aggregate
	Private	Public	Warrant
	Warrants	Warrants	Liability
Fair value as of December 31, 2022	$1,700,000	2,812,500	4,512,500
Change in fair value	566,666	937,500	1,504,166
Fair value as of June 30, 2023	$2,266,666	3,750,000	6,016,666
(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of derivative warrant liabilities in the Unaudited Condensed Statements of Operations.
(2)	During the six months ended June 30, 2023 and December 31, 2022, there were no transfers into or out of the Level 1, Level 2, or Level 3 classifications.

Equity Forward

As of June 30, 2024, the Company’s equity forward was valued at $0. The Equity Forward is accounted for as a liability classified financial instrument in accordance with ASC 480 and is presented as the Equity forward liability in the Balance Sheets as of June 30, 2024 and December 31, 2023.

The Equity Forward is measured at fair value on a recurring basis. The subsequent measurement of the Equity Forward as of June 30, 2024 is classified as Level 3 due to unobservable inputs that are supported by little or no market activity that are significant to the fair value of the liability.

Equity
Forward
Fair value as of December 31, 2023	$325,000
Change in fair value	(325,000)
Fair value as of June 30, 2024	$0

The Equity Forward at December 31, 2023 was valued as follows:

Valuation Technique	Unobservable Input	Amount
Monte Carlo simulation	Volatility	27%
	Credit adjusted discount rate	35%
	Transaction probability	4%

Extension Notes – Related party

The Extension Notes – related party contain an embedded conversion feature that is not clearly and closely related to the debt agreement, which requires bifurcation and reporting at fair value. Due to the conversion feature being out of the money at inception and as of each reporting period, the value of the embedded conversion option is immaterial.

Note 10—Subsequent Events

The Company evaluated events that have occurred after the Balance Sheet date through November 22, 2024, the date on which the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, except as described below.

On July 19, 2024, Nasdaq filed a Form 25 with the Securities and Exchange Commission to delist the Company’s securities from Nasdaq. The delisting became effective on July 29, 2024. The Company’s Class A common stock and public warrants are traded on the over-the-counter market under the symbol “CNXX” and “CNXXW,” respectively.

On August 7, 2024, the SEC declared effective the Company’s registration statement on Form S-1 registering the issuance of up to 30,083,285 shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and Public Warrants and the offer and resale of 30,000 shares of Class A common stock by the selling stockholders named therein.

On September 30, 2024, the Company and certain other investors (such investors together with the Company, the “PIPE Investors”) entered into subscription agreements (the “Subscription Agreements”) with EchoStar, pursuant to which the PIPE Investors have agreed, subject to the terms and conditions set forth therein, to purchase from EchoStar an aggregate of 14.265 million shares (the “PIPE Shares”) of EchoStar’s Class A common stock, par value $0.01 per share, at a purchase price of $28.04 per share, for an aggregate cash purchase price of approximately $400 million (such investment, the “PIPE Investment”). The portion of the PIPE Investment represented by the Company’s Subscription Agreement represents an agreement to purchase from EchoStar an aggregate of 1,551,355 shares of EchoStar’s Class A common stock for an aggregate cash purchase price of approximately $43.5 million. The PIPE Investment was completed on November 12, 2024.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to CONX Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “nXgen” refer to nXgen Opportunities, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of Part II, Item 1A of this Quarterly Report and in the Registration Statement on Form S-1 filed with the SEC on May 29, 2024 (as amended). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We derive revenues primarily from rent received from our operation of real estate property. In addition, we anticipate to grow through acquisition opportunities, including, but not limited to, disruptive technologies and additional infrastructure assets.

Business Combination

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

Pursuant to the Tender Offer Statement on Schedule TO originally filed with the SEC by the Company on April 1, 2024 (together with any subsequent amendments and supplements thereto, the “Schedule TO”) in connection with the Company’s offer to purchase for cash up to 2,120,269 of its issued and outstanding shares of Class A Common Stock at a price of $10.60 per share (the “Purchase Price”), a total of 1,941,684 shares of Class A Common Stock (the “Tendered Shares”) were validly tendered and not properly withdrawn as of the expiration date of the tender offer and were accepted for purchase by the Company. As of the Closing Date, the Company purchased all such Tendered Shares of Class A Common Stock at the Purchase Price.

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

As of the Closing Date, the Company satisfied and discharged its obligations under the Second Restated Note by repaying in full the principal amount of $900,000 to nXgen.

As of the Closing Date, the Company satisfied and discharged its obligations under the First Extension Note by repaying in full the principal amount of $1,168,773.76 to nXgen.

As of the Closing Date, the Company satisfied and discharged its obligations under the Second Extension Note by repaying in full the principal amount of $539,652.40 to nXgen.

On May 2, 2024, the Nasdaq Hearings Panel notified the Company of the Panel’s determination that the Company’s securities would be delisted from Nasdaq. Trading of the Company’s securities on Nasdaq was suspended at the open of trading on May 6, 2024. On June 24, 2024, the Company withdrew its appeal of the Panel’s decision and the Nasdaq Listing and Hearing Review Council did not call the matter for review. On July 19, 2024, Nasdaq filed a Form 25 with the Securities and Exchange Commission to delist the Company’s securities from Nasdaq. The delisting became effective on July 29, 2024. The Company’s Class A common stock and public warrants are traded on the over-the-counter market under the symbol “CNXX” and “CNXXW,” respectively.

Recent Developments

On September 30, 2024, the Company and certain other investors (such investors together with the Company, the “PIPE Investors”) entered into subscription agreements (the “Subscription Agreements”) with EchoStar, pursuant to which the PIPE Investors have agreed, subject to the terms and conditions set forth therein, to purchase from EchoStar an aggregate of 14.265 million shares (the “PIPE Shares”) of EchoStar’s Class A common stock, par value $0.01 per share, at a purchase price of $28.04 per share, for an aggregate cash purchase price of approximately $400 million (such investment, the “PIPE Investment”). The portion of the PIPE Investment represented by the Company’s Subscription Agreement represents an agreement to purchase from EchoStar an aggregate of 1,551,355 shares of EchoStar’s Class A common stock for an aggregate cash purchase price of approximately $43.5 million. The PIPE Investment was completed on November 12, 2024.

Results of Operations

Prior to the completion of the Business Combination, we neither engaged in any operations nor generated any operating revenues. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance). Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative warrant liabilities at each reporting period.

Prior to October 12, 2022, we generated non-operating income in the form of interest income on proceeds derived from the Initial Public Offering. Effective October 12, 2022, the Company converted all of the investments in the Trust Account into cash, which remained in the Trust Account. On September 29, 2023, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to hold all funds in the Trust Account in an interest-bearing deposit account with a financial institution in the United States. Accordingly, following the transfer to an interest-bearing deposit account, the amount of interest income again increased. On the Closing Date, $20.58 million of funds held in the Trust Account were used to pay the redemption of 1,941,684 shares of Class A common stock and $55,734 of funds were withdrawn for tax disbursements. The Trust Account was closed and $1,503,969 of funds remaining in the Trust Account were released to the Company pursuant to the trust agreement.

Subsequent to the completion of the Business Combination, we generate revenues from rent received under the Seller Lease Agreement.

The following table sets forth our results of operations for the periods presented. The data has been derived from the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q which include, in our opinion, all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of the financial position and results of operations for the interim periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

Results for the three and six months ended June 30, 2024 and June 30, 2023 (in thousands):

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2024	2023	2024	2023
Rental Income	$500,402	—	$500,402	—
Total Income	500,402	—	500,402	—
General and administrative expenses	1,839,724	339,598	2,911,758	617,512
Deprecation expense	$154,758	$—	$154,758	$—
Loss from operations	(1,494,080)	(339,598)	(2,566,114)	(617,512)
Other income (expense)
Change in fair value of equity forward	—	—	(7,000)	—
Change in fair value of derivative warrant liabilities	4,509,492	(580,608)	7,701,334	(1,504,166)
Unrealized gain/loss on cash equivalents held in investment account	(50,608)	—	(50,608)	—
Interest income on cash or cash equivalents held in investment account	1,602,250	—	1,602,250	—
Interest income on cash or investments held in Trust Account	69,292	—	320,104	—
Total other income (expense)	6,130,426	(920,206)	9,566,080	(2,121,678)
Income (loss) before income tax expense	4,636,345	(920,206)	6,999,966	(2,121,678)
Income tax expense	423,068	—	412,732	—
Net income (loss)	$4,213,277	$(920,206)	$6,587,234	$(2,121,678)

For the three months ended June 30, 2024, we had total revenues of $500,402, representing an increase of $500,402 from the three months ended June 30, 2023. For the six months ended June 30, 2024, we had revenues of $500,402, representing an increase of $500,402 from the six months ended June 30, 2023. For both the three and six month comparative periods, the increase was due to rent received under the Seller Lease Agreement.

For the three months ended June 30, 2024, we had interest income of $1,671,542, representing an increase of $1,671,542 from the three months ended June 30, 2023. For the six months ended June 30, 2024, we had interest income of $1,922,354, representing an increase of $1,922,354 from the six months ended June 30, 2023. For both the three and six month comparative periods, the increase was primarily due to interest on cash or cash equivalents held in an investment account from proceeds derived from the completion of the Equity Forward Transaction.

For the three months ended June 30, 2024, we had depreciation and amortization expense of $154,758, representing an increase of $154,758 from the three months ended June 30, 2023. For the six months ended June 30, 2024, we had depreciation and amortization expense of $154,758, representing an increase of $154,758 from the six months ended June 30, 2023. For both the three and six month comparative periods, the increase was due to amortization on the Property.

For the three months ended June 30, 2024, we had net income of $4,213,277, representing an increase of $5,133,483 from the three months ended June 30, 2023. For the six months ended June 30, 2024, we had net income of $6,587,234, representing an increase of $8,708,912. For both the three and six month comparative periods, the increase was due to the change in fair market value of the Derivative Warrant Liability, an increase in Interest Income and Rental Income, offset by an increase in operating expenses.

Liquidity and Capital Resources

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through the receipt of $25,000 from the Founder in exchange for the issuance of the Founder Shares, and a promissory note (the “Note”) issued by the Founder. We repaid the Note on November 3, 2020.

On November 3, 2020, we consummated the Initial Public Offering of 75,000,000 Units at a price of $10.00 per Unit generating gross proceeds of $750.0 million. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 11,333,333 Private Placement Warrants to nXgen at a price of $1.50 per warrant, generating gross proceeds of $17 million.

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $750.0 million was placed in the Trust Account and we had approximately $103,135 of cash held outside of the Trust Account as of June 30, 2024, and available for working capital purposes and to pay our taxes. We incurred $42.3 million in transaction costs, including $15 million of underwriting fees, $26.3 million of deferred underwriting fees (which deferred underwriting commission was waived by the underwriters) and $1 million of other costs in connection with our Initial Public Offering and the sale of the Private Placement Warrants.

On March 1, 2023, nXgen agreed to loan the Company an aggregate of up to $250,000 for working capital purposes. The Company issued a promissory note to nXgen to evidence the loan. On November 2, 2023, the Company issued an amended and restated promissory note (the “Restated Note”) in the principal amount of up to $550,000 to nXgen. The Restated Note amended, restated, replaced and superseded that certain promissory note dated March 1, 2023, in the principal amount of $250,000. On March 25, 2024, the Company issued an amended and restated promissory note (the “Second Restated Note”) to nXgen. The Second Restated Note amends, restates, replaces and supersedes the Restated Note to increase the principal amount available for borrowings thereunder from up to $550,000 to up to $900,000. The Second Restated Note does not bear interest, matures on the date of consummation of the Business Combination and is subject to customary events of default. The Second Restated Note was to be repaid only to the extent that the Company has funds available to it outside of its Trust Account established in connection with its Initial Public Offering. As of June 30, 2024, the Company had borrowed $900,000 under the Second Restated Note. As of the Closing Date, the Company satisfied and discharged its obligations under the Second Restated Note by repaying in full the principal amount to nXgen.

For the six months ended June 30, 2024, net cash used in operating activities was $83,279 principally due to the payment of general and administrative expenses during the period. For the six months ended June 30, 2023, net cash used in operating activities was $1,516,657 principally due to the payment of general and administrative expenses during the period.

For the six months ended June 30, 2024, net cash used in investing activities was $4,463,792 and cash provided by financing activities of $177,311,864. For the six months ended June 30, 2023, net cash provided by investing activities was $56,637,519 and net cash used in financing activities was $56,387,518.

As of June 30, 2024 we had operating cash of $172,772,954 and investments held in the Trust Account of $0. As of December 31, 2023 we had operating cash of $8,162 and investments held in the Trust Account of $21,966,104.

On May 1, 2024, we closed our Business Combination. Approximately $20.58 million of funds held in the Trust Account were used to pay the redemption of 1,941,684 shares of Class A common stock and $55,734 of funds were withdrawn for tax disbursements. The Trust Account was closed and $1,503,969 of funds remaining in the Trust Account were released to the Company pursuant to the trust agreement.

Management has taken several actions to further the Company’s ability to continue as a going concern. On May 1, 2024, the Company completed its Business Combination. In addition, on May 1, 2024, the Company completed the Equity Forward Transaction, resulting in cash proceeds to the Company aggregating approximately $200 million. In connection with the Transaction, the Company entered into the Seller Lease Agreement, which results in annual rental revenue of approximately $3 million. Management believes that these actions will enable the Company to continue as a going concern through November 22, 2025, which is twelve months subsequent to the date on which these financial statements were issued.

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

Preferred Stock Liability

We account for our Preferred Stock as a liability due to the conversion feature being considered non-substantive under applicable accounting guidance. However, the Company determined that the redemption features associated with the Preferred Stock are to be considered as clearly and closely related to the host contract and, therefore, do not require separate reporting at fair value for each reporting period.

In accordance with ASC 480-10 and after considering several factors, the Company determined that the issue price of $11.50 per share is deemed to be (or approximate) the fair value of the Preferred Stock at the issuance date. Because the settlement date for the Preferred Stock varies based on specified conditions, the Company’s determined that the Preferred Stock should be measured subsequently at the same per share amount as the issue price, which is the price that would be paid by the Company if the Preferred Stock were redeemed at the reporting date.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, are recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of June 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, due to the material weakness we previously identified in our internal control over financial reporting described below, our disclosure controls and procedures were not effective.

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

As a result of the foregoing, our management concluded that there was a material weakness related to our accounting for complex financial instruments in internal control over financial reporting as of June 30, 2024. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our accounting for complex financial instruments, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. We can offer no assurance that our remediation plan will ultimately have the intended effects.

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

Item 1A. Risk Factors.

As a result of the closing of the Business Combination on May 1, 2024, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023, as amended, no longer apply. For risk factors relating to our business following the Business Combination, please refer to the Registration Statement on Form S-1 filed with the SEC on May 29, 2024 (as amended). There have been no material changes to the risk factors disclosed therein.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The disclosure set forth under the heading “Equity Forward Transaction” in Note 4 of the Notes to the Financial Statements in Part I, Item 1 is hereby incorporated by reference herein.

The Preferred Stock issued by the Company to the Trust and the Class A Common Stock issued to nXgen as a result of the conversion of the Class B Common Stock on the Closing Date were issued pursuant to and in accordance with the exemption from registration under the Securities Act of 1933, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Section 3(a)(9) of the Securities Act, respectively.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not Applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1

Amendment No. 1 to Purchase and Sale Agreement, dated as of April 26, 2024 (filed as Exhibit 10.2 to CONX Corp.’s Current Report on Form 8-K, filed with the SEC on May 2, 2024, and incorporated herein by reference).

3.1

Certificate of Designation of Series A Convertible Preferred Stock (filed as Exhibit 3.5 to CONX Corp.’s Current Report on Form 8-K, filed with the SEC on May 7, 2024, and incorporated herein by reference)

10.1

Lease Agreement, dated as of May 1, 2024, by and between CONX Corp. and EchoStar Real Estate Holding L.L.C. (filed as Exhibit 10.3 to CONX Corp.’s Current Report on Form 8-K, filed with the SEC on May 2, 2024, and incorporated herein by reference).

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

CONX CORP.
(Registrant)
Date: November 22, 2024	By:	/s/ Kyle Jason Kiser
Kyle Jason Kiser
Chief Executive Officer
Principal Executive, Financial and Accounting Officer