Form 10-Q
period 2024-09-30
CONX Corp.
filed 2025-03-04
CIK 1823000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of March 4, 2025, 18,928,585 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

CONX CORP.

FORM 10-Q

For the period ended September 30, 2024

CONX CORP.

CONDENSED BALANCE SHEETS

	September 30,
	2024	December 31,
	(unaudited)	2023
Assets:
Current assets:
Cash and cash equivalents	$175,592,267	$8,162
Prepaid expenses	28,292	9,166
Total current assets	175,620,559	17,328
Cash held in trust account	—	21,966,104
Deferred Rent Receivable	108,506	—
Investment in real estate, net	22,956,481	—
Total assets	$198,685,546	$21,983,432
Liabilities, Class A Common Stock Subject to Redemption, and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$144,916	$76,826
Deferred Rent	228,500	—
Security Deposit	228,500	—
Working capital loan – related party	—	400,000
Extension notes – related party	—	1,708,426
Accrued expenses	3,118,040	1,097,000
Accrued excise tax payable	860,586	639,193
Income taxes payable	318,211	70,011
Total current liabilities	4,898,753	3,991,456
Deferred legal fees	—	275,000
Deferred underwriting fee payable	—	26,250,000
Equity forward liability	—	325,000
Derivative warrant liabilities	6,317,500	9,205,500
Convertible preferred stock liability	199,999,950	—
Total liabilities	211,216,203	40,046,956
Commitments and Contingencies
Class A common stock subject to possible redemption, 0 shares outstanding at September 30, 2024 and 2,090,269 shares at redemption value of $10.51 per share at December 31, 2023	—	21,966,104
Stockholders’ Deficit:
Class A common stock, $0.0001 par value, 500,000,000 shares authorized; 18,928,585 shares issued and outstanding at September 30, 2024 and 30,000 shares issued and outstanding at December 31, 2023	1,893	3
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2024 and 18,750,000 shares issued and outstanding at December 31, 2023	—	1,875
Accumulated deficit	(12,532,550)	(40,031,506)
Total Stockholders’ Deficit	(12,530,657)	(40,029,628)
Total Liabilities, Class A Common Stock Subject to Redemption, and Stockholders’ Deficit	$198,685,546	$21,983,432

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONX Corp.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months
	Ended September 30,	Ended September 30,
	2024	2023
Rental Income	$750,604	$—
Total Income	750,604	—
Depreciation expense	232,144	—
General and administrative expenses	1,675,027	206,009
Loss from operations	(1,156,567)	(206,009)
Other income (expense)	—	—
Change in fair value of equity forward	—	—
Change in fair value of derivative warrant liabilities	(4,813,334)	1,504,166
Unrealized gain/loss on cash equivalents held in investment account	49,942	—
Interest income on cash or cash equivalents held in investment account	2,427,879	—
Interest income on cash or investments held in Trust Account	—	—
Total other income (expense)	(2,335,513)	1,504,166
Income (loss) before income tax expense	(3,492,080)	1,298,157
Income tax expense or (benefit)	(63,384)	—
Net income (loss)	$(3,428,696)	$1,298,157
Weighted average shares used in computing net income (loss) per common share
Class A - Common stock (Basic)	18,928,585	5,948,001
Class B - Common stock (Basic)	12,534,530	18,750,000
Class A - Common stock (Diluted )	21,148,517	5,948,001
Class B - Common stock (Diluted)	12,534,530	18,750,000
Basic net income (loss) per common share
Class A - Common stock	$0.01	$(0.03)
Class B - Common stock	$0.27	$(0.03)
Diluted net income (loss) per common share
Class A - Common stock	$0.01	$(0.03)
Class B - Common stock	$0.27	$(0.03)

	For the Nine Months	For the Nine Months
	Ended September 30,	Ended September 30,
	2024	2023
Rental Income	$1,251,006	$—
Total Income	1,251,006	—
Depreciation expense	386,902	—
General and administrative expenses	4,586,784	823,520
Loss from operations	(3,722,680)	(823,520)
Other income (expense)	—	—
Change in fair value of equity forward	325,000	—
Change in fair value of derivative warrant liabilities	2,888,000	—
Unrealized gain/loss on cash equivalents held in investment account	(667)	—
Interest income on cash or cash equivalents held in investment account	4,030,130	—
Interest income on cash or investments held in Trust Account	320,104	—
Total other income	7,562,567	—
Income (loss) before income tax expense	3,839,887	(823,520)
Income tax expense or (benefit)	349,348	—
Net Income (loss)	$3,490,539	$(823,520)
Weighted average shares used in computing net income (loss) per common share
Class A - Common stock (Basic and Diluted)	11,465,449	5,948,001
Class B - Common stock (Basic and Diluted)	12,534,530	18,750,000
Basic net income (loss) per common share
Class A - Common stock	$0.01	$(0.03)
Class B - Common stock	$0.27	$(0.03)
Diluted net income (loss) per common share
Class A - Common stock	$0.01	$(0.03)
Class B - Common stock	$0.27	$(0.03)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONX Corp.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024
	Common Stock
	Class A		Class B		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance—December 31, 2023	30,000	3	18,750,000	1,875	(40,031,506)	(40,029,628)
Accretion Adjustment	—	—	—	—	(250,812)	(250,812)
Net Income	—	—	—	—	2,373,957	2,373,957
Balance—March 31, 2024 (unaudited)	30,000	3	18,750,000	1,875	(37,908,361)	(37,906,483)
Accretion Adjustment	—	—	—	—	75,658	75,658
Deferred underwriting fee	—	—	—	—	26,250,000	26,250,000
Excise tax imposed on common stock redemption	—	—	—	—	(221,395)	(221,395)
Class A Shares for Public Shareholders	148,585	15	—	—	1,561,598	1,561,613
Carry value and purchase price variance	—	—	—	—	(3,406,631)	(3,406,631)
Additional Paid in Capital Conversion of Class B Common Stock	18,750,000	1,875	(18,750,000)	(1,875)	—	—
Net Income	—	—	—	—	4,545,277	4,545,277
Balance—June 30, 2024 (unaudited)	18,928,585	$1,893	—	$—	(9,103,854)	$(9,101,961)
Net loss	—	—	—	—	(3,428,696)	(3,428,696)
Balance—September 30, 2024 (unaudited)	18,928,585	$1,893	—	$—	(12,532,550)	$(12,530,657)

	FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023
	Common Stock				Additional
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—January 1, 2023	30,000	$3	18,750,000	$1,875	$—	$(31,755,841)	$(31,753,963)
Accretion Adjustment	—	—	—	—	—	(500,903)	(500,903)
Net loss	—	—	—	—	—	(1,201,472)	(1,201,472)
Balance—March 31, 2023 (unaudited)	30,000	$3	18,750,000	$1,875	$—	$(33,458,216)	$(33,456,338)
Accretion Adjustment	—	—	—	—	—	(441,866)	(441,866)
Net loss	—	—	—	—	—	(920,206)	(920,206)
Balance—June 30, 2023 (unaudited)	30,000	$3	18,750,000	$1,875	$—	$(34,820,288)	$(34,818,410)
Accretion Adjustment	—	—	—	—	—	(323,791)	(323,791)
Excise tax imposed on common stock redemption	—	—	—	—	—	(575,803)	(575,803)
Net income	—	—	—	—	—	1,298,157	1,298,157
Balance-September 30, 2023 (unaudited)	30,000	$3	18,750,000	$1,875	$—	$(34,421,725)	$(34,419,847)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONX Corp.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2024	2023
Cash flows from Operating Activities:
Net income (loss)	$3,490,539	$(823,520)
Adjustments to reconcile net income(loss) to net cash used in operating activities:
Interest earned on cash or investments held in Trust Account	(320,104)	—
Depreciation	386,902	—
Change in fair value of derivative warrant liabilities	(2,888,000)	—
Change in fair value of equity forward liability	(325,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	(19,126)	1,188
Rent Receivable	(108,506)	—
Accounts payable	68,089	36,791
Accrued expenses	2,021,040	352,200
Deferred Rent	228,500	—
Security Deposit	228,500	—
Deferred Legal Fees	(275,000)	—
Income taxes payable	248,200	(1,203,973)
Net cash provided by (used in) operating activities	2,736,032	(1,637,314)
Investing Activities
Cash distributed from trust account	22,286,209	57,580,287
Cash contributed to trust account	—	(1,266,561)
Purchase of common controlled Building and Land	(26,750,000)	—
Net cash (used in) provided by investing activities	(4,463,791)	56,313,726
Financing Activities
Redemption of Class A common stock	(20,579,660)	(57,580,287)
Proceeds from Issuance of Convertible Preferred Stock	199,999,950	—
Proceeds from Extension Note	—	1,266,561
Repayment of Extension Note	(1,708,426)	—
Proceeds from Working Capital Loan	500,000	250,000
Repayment of Working Capital Loan	(900,000)	—
Net cash provided by (used in) financing activities	177,311,864	(56,063,726)
Net change in cash	175,584,105	(1,387,314)
Cash and Cash Equivalents—beginning of the period	$8,162	$1,397,296
Cash and Cash Equivalents—end of the period	$175,592,267	$9,982

Supplement Cash Flow Information
Cash paid for income taxes	80,550	1,190,035
Excise tax liability accrued for common stock redemptions	$221,393	575,803

The accompanying notes are an integral part of the unaudited condensed financial statements

CONX Corp.

UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization, Business Operations and Basis of Presentation

CONX Corp. (the “Company” or “we,” “our” or “us”) was incorporated in Nevada on August 26, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or assets. The Company completed an asset acquisition, which met the criteria of a Business Combination as defined in the Company’s Amended and Restated Articles of Incorporation (hereafter, the “Business Combination”) on May 1, 2024 (the “Closing Date”). Subsequent to the closing of the Business Combination, the Company derived revenues primarily from rent received from our operation of real estate property. On December 2, 2024, the Company recently completed the acquisition of a controlling interest in Red Technologies SAS and anticipates to grow through further acquisition opportunities, including, but not limited to, disruptive technologies and additional infrastructure assets.

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

On September 30, 2024, the Company and certain other investors (such investors together with the Company, the “PIPE Investors”) entered into subscription agreements (the “Subscription Agreements”) with EchoStar, pursuant to which the PIPE Investors agreed, subject to the terms and conditions set forth therein, to purchase from EchoStar an aggregate of 14.265 million shares of EchoStar’s Class A common stock, par value $0.01 per share, at a purchase price of $28.04 per share, for an aggregate cash purchase price of approximately $400 million (such investment, the “PIPE Investment”). The portion of the PIPE Investment represented by the Company’s Subscription Agreement represented an agreement to purchase from EchoStar an aggregate of 1,551,355 shares of EchoStar’s Class A common stock for an aggregate cash purchase price of approximately $43.5 million. The PIPE Investment was completed on November 12, 2024.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s annual report on Form 10-K, as filed with the SEC on March 28, 2024, and as amended on Form 10-K/A, filed with the SEC on April 15, 2024. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the period ended December 31, 2024 or for any future periods.

Liqudity

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

Management determined that the Company’s sources of liquidity will be sufficient to meet the Company’s financing requirements for the one-year period from the issuance date of the September 30, 2024 financial statements through March 4, 2026 and the Company will no longer continue as a Going Concern.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The determination of the fair value of the warrant and equity forward liabilities is a significant accounting estimate included in these unaudited condensed financial statements. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $175,592,267 and $8,162 in cash and cash equivalents as of September 30, 2024 and December 31, 2023, respectively.

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

	For The		For The
	Nine-Month		Nine-Month
	Period Ended		Period Ended
	September 30, 2024		September 30, 2023
	Class A	Class B	Class A	Class B
Basic net income (loss) per share
Numerator:
Allocation of net income (loss)	$151,151	$3,339,388	$(198,327)	$(625,193)
Less: Net income (loss) allocated to convertible preferred stock	—	—	—	—
Net income (loss) attributable to common stock	151,151	3,339,388	(198,327)	(625,193)
Denominator:
Basic weighted average shares outstanding	11,465,449	12,534,530	5,948,001	18,750,000
Basic net income (loss) per share	$0.01	$0.27	$(0.03)	$(0.03)
Basic net income (loss) per share
Diluted net income (loss) per share
Numerator:
Diluted net income (loss) attributable to common stock	$81,945	$3,339,388	$(198,327)	$(625,193)
Add: net income (loss) allocated to convertible preferred stock	69,206	—	—	—
Net income (loss) applicable to common shareholders	151,151	3,339,388	(198,327)	(625,193)
Denominator:
Basic weighted average common shares used in computing basic net income (loss) per common share	11,465,449	12,534,530	5,948,001	18,750,000
Add: weighted average of Series A Redeemable Convertible Preferred Stock, as converted	9,683,068	—	—	—
Weighted average common shares used in computing diluted net income (loss) per common share	21,148,517	12,534,530	5,948,001	18,750,000
Weighted average common shares outstanding using the two-class method	21,148,517	12,534,530	5,948,001	18,750,000
Diluted income (loss) applicable to common shareholders per common share	$0.01	$0.27	$(0.03)	$(0.03)
Basic weighted average common shares used in computing basic net income (loss) per common share	11,465,449	12,534,530	5,948,001	18,750,000

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed de minimis as of September 30, 2024 and December 31, 2023.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2024 and December 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

On the Closing Date, the Company completed its previously announced transaction (the “Equity Forward Transaction” or “Equity Forward”) pursuant to the terms of the Subscription Agreement. The closing of the Equity Forward Transaction was contingent upon the consummation of the Transaction. Prior to the Closing Date, Mr. Ergen assigned the Subscription Agreement in accordance with its terms to a trust established for the benefit of his family (the “Trust”). On the Closing Date, the Company issued and sold to the Trust 17,391,300 shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Preferred Stock”), at an aggregate purchase price of approximately $200 million, or $11.50 per share. The Company used a portion of the proceeds from the Equity Forward Transaction to fund the purchase price for the Property in the Business Combination. As a result of the completion of the Equity Forward Transaction and the issuance of the Preferred Stock, there is no outstanding liability associated with the Equity Forward as of September 30, 2024.

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

PIPE Investment

On September 30, 2024, the Company and certain other the PIPE Investors entered into Subscription Agreements with EchoStar, pursuant to which the PIPE Investors agreed, subject to the terms and conditions set forth therein, to purchase from EchoStar an aggregate of 14.265 million shares of EchoStar’s Class A common stock, par value $0.01 per share, at a purchase price of $28.04 per share, for an aggregate cash purchase price of approximately $400 million (such investment, the “PIPE Investment”). The portion of the PIPE Investment represented by the Company’s Subscription Agreement represented an agreement to purchase from EchoStar an aggregate of 1,551,355 shares of EchoStar’s Class A common stock for an aggregate cash purchase price of approximately $43.5 million. The PIPE Investment was completed on November 12, 2024.

Note 5—Property and Equipment

Property and Equipment

Property and equipment consisted of the following, shown as “Investment in real estate, net” on our Unaudited Condensed Balance Sheets:

		As of
	Depreciable Life	September 30,	December 31,
	(in Years)	2024	2023
Buildings and improvements	1 – 40	$34,803,652	$—
Land	—	3,248,608	—
Construction in process	—	402,173	—
Total property and equipment		38,454,434	—
Accumulated depreciation		(15,497,953)	—
Property and equipment, net		$22,956,481	$—

The increase in property and equipment resulted from the Transaction. See Note 1 for further information.

Depreciation expense consisted of the following:

	For the Three Months Ended		For the Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Buildings and improvements	$232,144	$—	$386,902	$—
Total depreciation	232,144	—	386,902	—

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

Deferred Legal Fees

The Company obtained legal advisory services in connection with the Initial Public Offering and agreed to pay approximately $275,000 of such fees upon the consummation of the initial Business Combination, which was recorded as deferred legal fees in the Balance Sheets as of September 30, 2024 and December 31, 2023. In connection with the consummation of the Transaction, the Company incurred $1.6 million in legal fees and paid $1.37 million of these fees including the $275,000 of deferred legal fees.

Excise Tax

During the quarter ended June 30, 2024, holders of 1,941,684 shares of Class A Common stock exercised their right to redeem their shares for an aggregate redemption amount of $20.58 million. During the year ended December 31, 2023, holders of 6,294,164 shares of Class A common stock exercised their right to redeem their shares for an aggregate redemption amount of $63.92 million. As a result, the Company has accrued for and recorded a 1% excise tax liability in the amount of $860,586 and $639,193 on the Balance Sheets as of September 30, 2024 and December 31, 2023, respectively. The liability does not impact the statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

Note 7—Stockholders’ Equity Deficit

Class A Common Stock—The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, there were 18,928,585 and 2,120,269 shares of Class A common stock (of which 30,000 shares were Independent Director Shares and not subject to redemption) issued and outstanding, respectively.

Class B Common Stock— The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, there were 0 and 18,750,000 shares of Class B common stock issued and outstanding, respectively.

As of September 30, 2024, nXgen owns approximately 99.41% of the Company’s issued and outstanding common stock.

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

Preferred Stock—The Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024, there were 17,391,300 shares of preferred stock issued and outstanding. See Note 4.

Note 8—Warrants

As of September 30, 2024, the Company had 18,750,000 Public Warrants and 11,333,333 Private Placement Warrants outstanding. The Public Warrants expire on the fifth anniversary of the Business Combination or earlier upon redemption or liquidation, provided the Company has an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”) covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act).

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

The following tables present information about the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. Significant deviations from these estimates and inputs could result in a material change in fair value.

		September 30,
Description	Level	2024
Assets:
Cash Equivalents - Money Market & Fixed Income Securities	2	$173,637,125
Liabilities:
Private Placement Warrants	2	$3,937,500
Public Warrants	1	$2,380,000
Convertible Preferred Stock Liability	3	$199,999,950

		December 31,
Description	Level	2023
Liabilities:
Private Placement Warrants	2	$3,468,000
Public Warrants	1	$5,737,500
Equity Forward	3	$325,000

Cash Equivalents

As of September 30, 2024 and December 31, 2023, the carrying amount for cash equivalents in the Company’s investment account was equal to or approximated fair value due to their short-term nature or proximity to current market rates.

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

Warrants

As of September 30, 2024 and December 31, 2023, the Company’s derivative warrant liabilities were valued at $6,317,500 and $9,205,500, respectively. The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within derivative warrant liabilities on the Balance Sheets. The derivative warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative warrant liabilities in the Unaudited Condensed Statements of Operations.

The liability associated with the Warrants is measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of September 30, 2024 and December 31, 2023 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker CNXXW. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

Convertible Preferred Stock

As of September 30, 2024, the Company’s liability associated with the Preferred Stock was valued at $199,999,950.If the Preferred Stock has not earlier been converted, the Company will redeem each share of Preferred Stock after the date that is the fifth anniversary of the closing of the Company’s initial business combination, on not less than 10 nor more than 20 days prior notice, in cash at a price equal to $11.50 per share, subject to certain customary adjustments. This redemption feature requires the Preferred Stock to be liability classified due to the conversion feature being considered non-substantive under applicable accounting guidance. However, the Company determined that the redemption features associated with the Preferred Stock are to be considered as clearly and closely related to the host contract and, therefore, do not require separate reporting at fair value for each reporting period.

The liability associated with the Preferred Stock is measured at fair value as of the issuance date and at the redemption value subsequently. The subsequent measurement of the Preferred Stock as of September 30, 2024 is classified as Level 3 due to the use of unobservable inputs which are supported by little or no market activity and which are significant to the fair value of the assets or liabilities. In accordance with ASC 480-10 and after considering several factors, the Company determined that the issue price of $11.50 per share is deemed to be (or approximate) the fair value of the Preferred Stock at the issuance date. Because the settlement date for the Preferred Stock varies based on specified conditions, the Company’s determined that the Preferred Stock should be measured subsequently at the same per share amount as the issue price, which is the price that would be paid by the Company if the Preferred Stock were redeemed at the reporting date.

The following tables present the changes in the fair value of derivative warrant liabilities during the nine months ended September 30, 2024 and September 30, 2023:

			Aggregate
	Private	Public	Warrant
	Warrants	Warrants	Liability
Fair value as of December 31, 2023	$3,468,000	5,737,500	9,205,500
Change in fair value	(1,202,467)	(1,989,375)	(3,191,842)
Fair value as of March 31, 2024	$2,265,533	3,748,125	6,013,658
Change in fair value	(1,698,867)	(2,810,625)	(4,509,492)
Fair value as of June 30, 2024	$566,666	937,500	1,504,166
Change in fair value	1,813,334	3,000,000	4,813,334
Fair value as of September 30, 2024	$2,380,000	3,937,500	6,317,500
(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of derivative warrant liabilities in the Unaudited Condensed Statements of Operations.
(2)	During the nine months ended September 30, 2024 and December 31, 2023, there were no transfers into or out of the Level 1, Level 2, or Level 3 classifications.

			Aggregate
	Private	Public	Warrant
	Warrants	Warrants	Liability
Fair value as of December 31, 2022	$1,700,000	2,812,500	4,512,500
Change in fair value	347,933	575,625	923,558
Fair value as of March 31, 2023	2,047,933	3,388,125	5,436,058
Change in fair value	218,733	361,875	580,608
Fair value as of June 30, 2023	2,266,667	3,750,000	6,016,667
Change in fair value	(566,667)	(937,500)	(1,504,167)
Fair value as of September 30, 2023	$1,700,000	2,812,500	4,512,500
(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of derivative warrant liabilities in the Unaudited Condensed Statements of Operations.
(2)	During the nine months ended September 30, 2023 and December 31, 2022, there were no transfers into or out of the Level 1, Level 2, or Level 3 classifications.

Equity Forward

As of September 30, 2024, the Company’s equity forward was valued at $0. The Equity Forward is accounted for as a liability classified financial instrument in accordance with ASC 480 and is presented as the Equity forward liability in the Balance Sheets as of September 30, 2024 and December 31, 2023.

The Equity Forward is measured at fair value on a recurring basis. The subsequent measurement of the Equity Forward as of September 30, 2024 is classified as Level 3 due to unobservable inputs that are supported by little or no market activity that are significant to the fair value of the liability.

Equity
Forward
Fair value as of December 31, 2023	$325,000
Change in fair value	(325,000)
Fair value as of September 30, 2024	$0

The Equity Forward at December 31, 2023 was valued as follows:

Valuation Technique	Unobservable Input	Amount
Monte Carlo simulation	Volatility	27%
	Credit adjusted discount rate	35%
	Transaction probability	4%

Extension Notes – Related party

The Extension Notes – related party contain an embedded conversion feature that is not clearly and closely related to the debt agreement, which requires bifurcation and reporting at fair value. Due to the conversion feature being out of the money at inception and as of each reporting period, the value of the embedded conversion option is immaterial.

Note 10—Subsequent Events

The Company evaluated events that have occurred after the Balance Sheet date through March 4, 2025, the date on which the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, except as described below.

On December 5, 2024, the Company completed the acquisition of a controlling interest in Red Technologies SAS (“RED Technologies”), through our wholly-owned subsidiary, RED Tech US, LLC, for a maximum purchase price of approximately EUR 18.6 million in cash, subject to certain adjustments. The Company acquired approximately 68% of RED Technologies’ outstanding share capital at closing, with the remainder of the shares to be acquired in future installments based on the achievement of certain milestones.

The Company paid excise taxes of $639,193 on October 31, 2024.

The PIPE Investment was completed on November 12, 2024.

On December 31, 2024, the Company granted to each of its independent directors, Messrs. Gerald Gorman, David Moskowitz and Adrian Steckel, 5,000 Non-Employee Director Stock Options, exercisable for shares of Class A Common Stock at $1.46 per share on a one-for-one basis, which were fully vested upon the date of grant. The awards were granted under the Company’s non-employee director compensation program. The exercise price equals the closing trading price of one share of Class A Common Stock on the date of grant.

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

Overview

CONX is a diversified operating entity seeking opportunities to power the next generation of innovators in communications and connectivity. We recently completed the acquisition of a controlling interest in Red Technologies SAS, as described below, and we anticipate to grow through further acquisition opportunities, including, but not limited to, disruptive technologies and additional infrastructure assets. During the quarter ended September 30, 2024, we derived revenues primarily from rent received from our operation of real estate property.

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

Recent Developments

Red Technologies Acquisition

On December 5, 2024, we completed the acquisition of a controlling interest in Red Technologies SAS (“RED Technologies”), through our wholly-owned subsidiary, RED Tech US, LLC, for a maximum purchase price of approximately EUR 18.6 million in cash, subject to certain adjustments. We acquired approximately 68% of RED Technologies’ outstanding share capital at closing, with the remainder of the shares to be acquired in future installments based on the achievement of certain milestones. The purchase agreements contain representations, warranties and covenants by the parties, conditions in favor of the parties and indemnification rights that are customary for a transaction of this nature.

PIPE Investment

On September 30, 2024, the Company and certain other investors (such investors together with the Company, the “PIPE Investors”) entered into subscription agreements (the “Subscription Agreements”) with EchoStar, pursuant to which the PIPE Investors agreed, subject to the terms and conditions set forth therein, to purchase from EchoStar an aggregate of 14.265 million shares of EchoStar’s Class A common stock, par value $0.01 per share, at a purchase price of $28.04 per share, for an aggregate cash purchase price of approximately $400 million (such investment, the “PIPE Investment”). The portion of the PIPE Investment represented by the Company’s Subscription Agreement represented an agreement to purchase from EchoStar an aggregate of 1,551,355 shares of EchoStar’s Class A common stock for an aggregate cash purchase price of approximately $43.5 million. The PIPE Investment was completed on November 12, 2024.

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

Results for the three and nine months ended September 30, 2024 and September 30, 2023 (in thousands):

	For the Three Months	For the Three Months
	Ended September 30,	Ended September 30,
	2024	2023
Rental Income	$750,604	$—
Total Income	750,604	—
Depreciation expense	232,144	—
General and administrative expenses	1,675,027	206,009
Loss from operations	(1,156,567)	(206,009)
Other income (expense)	—	—
Change in fair value of equity forward	—	—
Change in fair value of derivative warrant liabilities	(4,813,334)	1,504,166
Unrealized gain/loss on cash equivalents held in investment account	49,942	—
Interest income on cash or cash equivalents held in investment account	2,427,879	—
Interest income on cash or investments held in Trust Account	—	—
Total other income (expense)	(2,335,513)	1,504,166
Income (loss) before income tax expense	(3,492,080)	1,298,157
Income tax expense	(63,384)	—
Net income (loss)	$(3,428,696)	$1,298,157

	For the Nine Months	For the Nine Months
	Ended September 30,	Ended September 30,
	2024	2023
Rental Income	$1,251,006	$—
Total Income	1,251,006	—
Depreciation expense	386,902	—
General and administrative expenses	4,586,784	823,520
Loss from operations	(3,722,680)	(823,520)
Other income (expense)	—	—
Change in fair value of equity forward	325,000	—
Change in fair value of derivative warrant liabilities	2,888,000	—
Unrealized gain/loss on cash equivalents held in investment account	(667)	—
Interest income on cash or cash equivalents held in investment account	4,030,130	—
Interest income on cash or investments held in Trust Account	320,104	—
Total other income	7,562,567	—
Income (loss) before income tax expense	3,839,887	(823,520)
Income tax expense	349,348	—
Net Income (loss)	$3,490,539	$(823,520)

For the three months ended September 30, 2024, we had total revenues of $750,604, representing an increase of $750,604 from the three months ended September 30, 2023. For the nine months ended September 30, 2024, we had revenues of $1,251,006, representing an increase of $1,251,006 from the nine months ended September 30, 2023. For both the three and nine month comparative periods, the increase was due to rent received under the Seller Lease Agreement.

For the three months ended September 30, 2024, we had interest income of $2,747,983, representing an increase of $2,747,983 from the three months ended September 30, 2023. For the nine months ended September 30, 2024, we had interest income of $4,350,234, representing an increase of $4,350,234 from the nine months ended September 30, 2023. For both the three and nine month comparative periods, the increase was primarily due to interest on cash or cash equivalents held in an investment account from proceeds derived from the completion of the Equity Forward Transaction.

For the three months ended September 30, 2024, we had depreciation and amortization expense of $232,144, representing an increase of $232,144 from the three months ended September 30, 2023. For the nine months ended September 30, 2024, we had depreciation and amortization expense of $386,902, representing an increase of $386,902 from the nine months ended September 30, 2023. For both the three and nine month comparative periods, the increase was due to amortization on the Property.

For the three months ended September 30, 2024, we had general and administrative expense of $1,675,027, representing an increase of $1,469,019 from the three months ended September 30, 2023. For the nine months ended September 30, 2024, we had general and administrative expense of $4,586,784, representing an increase of $3,763,264 from the nine months ended September 30, 2023. For both the three and nine month comparative periods, the increase was primarily due to an increase in professional fees relating to our recent developments.

For the three months ended September 30, 2024, we had net loss of $3,428,696, representing an increase of $4,726,854 from the three months ended September 30, 2023. For the nine months ended September 30, 2024, we had net income of $3,490,539, representing an increase of $4,314,059. For both the three and nine month comparative periods, the increase was due to the change in fair market value of the Derivative Warrant Liability, an increase in Interest Income and Rental Income, offset by an increase in operating expenses.

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

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $750.0 million was placed in the Trust Account. We incurred $42.3 million in transaction costs, including $15 million of underwriting fees, $26.3 million of deferred underwriting fees (which deferred underwriting commission was waived by the underwriters) and $1 million of other costs in connection with our Initial Public Offering and the sale of the Private Placement Warrants.

On March 1, 2023, nXgen agreed to loan the Company an aggregate of up to $250,000 for working capital purposes. The Company issued a promissory note to nXgen to evidence the loan. On November 2, 2023, the Company issued an amended and restated promissory note (the “Restated Note”) in the principal amount of up to $550,000 to nXgen. The Restated Note amended, restated, replaced and superseded that certain promissory note dated March 1, 2023, in the principal amount of $250,000. On March 25, 2024, the Company issued an amended and restated promissory note (the “Second Restated Note”) to nXgen. The Second Restated Note amends, restates, replaces and supersedes the Restated Note to increase the principal amount available for borrowings thereunder from up to $550,000 to up to $900,000. The Second Restated Note does not bear interest, matures on the date of consummation of the Business Combination and is subject to customary events of default. The Second Restated Note was to be repaid only to the extent that the Company has funds available to it outside of its Trust Account established in connection with its Initial Public Offering. As of September 30, 2024, the Company had borrowed $900,000 under the Second Restated Note. As of the Closing Date, the Company satisfied and discharged its obligations under the Second Restated Note by repaying in full the principal amount to nXgen.

For the nine months ended September 30, 2024, net cash provided by operating activities was $2,736,032 principally due an increase in accrued expenses and other liabilities during the period. For the nine months ended September 30, 2023, net cash used in operating activities was $1,637,314 principally due to the payment of general and administrative expenses during the period.

For the nine months ended September 30, 2024, net cash used in investing activities was $4,463,791 and cash provided by financing activities of $177,311,864. For the nine months ended September 30, 2023, net cash provided by investing activities was $56,313,726 and net cash used in financing activities was $56,063,726

As of September 30, 2024 we had operating cash of $175,592,267. As of December 31, 2023 we had operating cash of $8,162 and investments held in the Trust Account of $21,966,104.

On May 1, 2024, the Company completed its Business Combination. In addition, on May 1, 2024, the Company completed the Equity Forward Transaction, resulting in cash proceeds to the Company aggregating approximately $200 million. In connection with the Transaction, the Company entered into the Seller Lease Agreement, which results in annual rental revenue of approximately $3 million.

Management determined that the Company’s sources of liquidity will be sufficient to meet the Company’s financing requirements for the one-year period from the issuance date of the September 30, 2024 financial statements through March 4, 2026 and the Company will no longer continue as a Going Concern.

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

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, are recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of September 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, due to the material weakness we previously identified in our internal control over financial reporting described below, our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim unaudited condensed financial statements will not be prevented, or detected and corrected on a timely basis.

Our management concluded that there was a material weakness related to our accounting for complex financial instruments, including debt, equity and derivative instruments, in internal control over financial reporting as of September 30, 2024. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our accounting for complex financial instruments, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. We can offer no assurance that our remediation plan will ultimately have the intended effects.

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

Item 1A. Risk Factors.

As a result of the closing of the Business Combination on May 1, 2024, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023, as amended, no longer apply. For risk factors relating to our business following the Business Combination, please refer to the Registration Statement on Form S-1 filed with the SEC on May 29, 2024 (as amended). There have been no material changes to the risk factors disclosed therein, except as described below:

RED Technologies is an early stage company lacking an established record of revenue and earnings, which could subject us to volatile revenues and earnings that are difficult to predict.

On December 5, 2024, we completed the acquisition of a controlling interest in Red Technologies through our wholly-owned subsidiary, RED Tech US, LLC, for a maximum purchase price of approximately EUR 18.6 million in cash, subject to certain adjustments. We acquired approximately 68% of RED Technologies’ outstanding share capital at closing, with the remainder of the shares to be acquired in future installments based on the achievement of certain milestones.

We may be affected by numerous risks inherent in the operations of the business of RED Technologies. RED Technologies is a business with limited historical financial data, volatile revenues and earnings, which has operated at a loss and has sizable capital needs. Although we have endeavored to evaluate the risks inherent to the acquisition of RED Technologies, we may not have been able to properly ascertain or assess all the significant risks. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact us. Any such risks could result in lower revenues, higher costs and diversion of management time and energy, which could materially impact our business, financial condition and results of operations.

We may incur significant additional cash payment obligations in connection with the RED Technologies acquisition and risks associated with the acquisition may create certain unforeseen claims and liabilities.

We incurred certain transaction costs in connection with our acquisition of Red Technologies. While we expected that the transactions costs would be incurred, there are many factors beyond our control that could affect the total amount of the expenses associated with the acquisitions. In addition, we may incur significant additional cash payment obligations under the stock purchase agreements pursuant to which we acquired RED Technologies. Under the stock purchase agreements, we have agreed to pay additional consideration of up to EUR 9,600,000 for the remaining equity of RED Technologies if certain milestones related to the development of its technology are achieved.

We may also face litigation or other claims as a result of the acquisition, including in connection with any potential earnout payments or closing purchase price adjustments. RED Technologies may also have liabilities, or be subject to claims, litigation, or investigations that we did not anticipate or which exceed our estimates at the time of the acquisition. Any litigation relating to the acquisition would increase expenses associated with the acquisition or cause a delay in completing the acquisition of the remaining equity interests, which may impact our business.

Our ability to successfully operate RED Technologies is dependent upon our ability to retain key personnel, including the founders and other key employees of RED Technologies. The loss of key personnel would negatively impact our operations.

Our ability to successfully operate RED Technologies is dependent upon our ability to retain key personnel, including the founders and other key employees of RED Technologies. Although the milestone payments under the sale and purchase agreements with RED Technologies are intended to incentivize certain key employees to remain with us, there is no guarantee that we will be successful in retaining any or all key employees of RED Technologies now or in the future, in which case we would be required to hire replacement personnel. If we fail to retain key personnel or hire qualified replacement personnel, that would negatively affect our ability to operate RED Technologies’ business successfully.

Although we expect that the RED Technologies acquisition will result in benefits to us, those benefits may not be realized, or may not be realized within the anticipated timeframe.

Our ability to realize the anticipated benefits of the RED Technologies acquisition will depend, to a large extent, on RED Technologies’ ability to operate in a manner that facilitates growth. There can be no assurance that RED Technologies will become a profitable business.

The operation of RED Technologies is expected to be costly and time-consuming and require significant management attention and resources which may divert attention from our other operations. The failure to realize the anticipated benefits of the RED Technologies acquisition could, among other things, cause an interruption of, or a loss of momentum in, our other activities and could adversely affect our results of operations and prospects. Factors that may cause us to realize the anticipated benefits of the RED Technologies acquisition include, among others:

●	Failure to realize growth;
●	Inability to retain existing and obtain new customers, suppliers and other commercial relationships;
●	Diversion of management and employee attention from our other operations;
●	Difficulties in integrating systems, including, but not limited to, communications systems, administrative and information technology infrastructure, financial reporting and internal control systems;
●	Challenges in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures;
●	Difficulties in managing the expanded operations of a larger and more complex company; and
●	Potential unknown liabilities, litigation and other adverse consequences and unforeseen expenses.

Many of these factors are outside of our control and any of them could result in lower revenues, higher costs and diversion of management time and energy, which could materially impact our business, financial condition and results of operations.

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

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not Applicable.

Item 5.    Other Information.

On February 28, 2025, CONX Corporation (the “Company”) approved compensation for Kyle Jason Kiser, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors (the “Board”), in accordance with the Company’s Director Compensation Program. In addition, the Board approved the Company’s Amended and Restated 2024 Director Stock Incentive Plan.

Accordingly, on April 1, 2025, Mr. Kiser will be granted an option to acquire (i) 5,000 shares of Class A common stock under the Company’s Amended and Restated 2024 Director Stock Incentive Plan in respect of his service for 2024, and (ii) 5,000 shares of Class A common stock under the Company’s Amended and Restated 2024 Director Stock Incentive Plan in respect of his service in 2025. In addition, the Company approved a cash payment to Mr. Kiser of $60,000 in respect of his service for 2024.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the Director Compensation Program, the Amended and Restated 2024 Director Stock Incentive Plan and the form of stock option agreement, copies of which are attached hereto as Exhibit 10.2, 10.3 and 10.4 and are incorporated herein by reference.

Item 6.    Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1	Form of Subscription Agreement (filed as Exhibit 10.4 to EchoStar Corporation’s Current Report on Form 8-K, filed on September 30, 2024, and incorporated herein by reference).
10.2	Director Compensation Program
10.3	Amended and Restated 2024 Director Stock Incentive Plan
10.4	Form of Director Stock Option Agreement
31.1

Certification of Chief Executive Officer (Principal Executive, Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*

Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The Company hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request. In addition, portions of this exhibit have been redacted pursuant to Item 601(b)(2) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the Company if publicly disclosed.

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

CONX CORP.
(Registrant)
Date: March 4, 2025	By:	/s/ Kyle Jason Kiser
Kyle Jason Kiser
Chief Executive Officer
Principal Executive, Financial and Accounting Officer