Form 10-K
period 2024-12-31
CONX Corp.
filed 2025-11-28
CIK 1823000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Securities registered pursuant to Section 12(b) of the Act:None (1)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $270,424.70.

As of November 28, 2025, 18,928,585 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

CONX CORP.

FORM 10-K

-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Some of the statements contained in this annual report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our financial performance and ability to generate profits from our operations;
●	our ability to successfully integrate new and recently acquired companies;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business;
●	our potential ability to obtain additional financing in the future;
●	the lack of a liquid market for our securities; or
●	our securities’ future liquidity and trading.

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

-ii-

PART I

Item 1.Business

Unless the context otherwise requires, the “Company”, “CONX”, “we”, “our”, “us” and similar terms refer to CONX Corporation, a Nevada corporation.

Overview

We were incorporated in the State of Nevada as a blank check company on August 26, 2020. Today, we are a diversified operating company seeking opportunities to power the next generation of innovators in communications and connectivity. Our mission is to partner with emerging companies with quality management and strong and differentiated business models with the ability to scale. Our Chairman, Director and Founder, Charles W. Ergen, is Chairman, President, Chief Executive Officer and co-founder of EchoStar Corporation (“EchoStar”) and DISH Network Corporation (“DISH”) and beneficially owned approximately 86.8% of the total voting power of EchoStar’s outstanding shares as of July 31, 2025. Mr. Ergen, through nXgen Opportunities, LLC (“nXgen”), also beneficially owns approximately 99.3% of the total voting power of the Company’s outstanding shares as of November 28, 2025. Our Chief Executive Officer, Jason Kiser served as Treasurer of DISH from 2008 to 2023, and has been employed by entities owned or controlled by Mr. Ergen for over 35 years.

We are engaged principally in two lines of business:

●	Technology & Telecommunications: This line of business includes our spectrum-sharing technologies and services business, which we operate through our indirect majority-owned subsidiary, Red Technologies SAS, a société par actions simplifiée organized under the laws of France (“RED Technologies”); and
●	Infrastructure & Real Estate: This line of business includes the operation of our commercial real estate property in Littleton, Colorado, comprising the corporate headquarters of DISH Wireless.

Strategy

We seek to maximize stockholder value through:

●	Organic Growth: Our focus is to maximize the value of our assets and operations by employing effective management strategies, including through our triple-net lease structure with EchoStar, which is intended to provide us with a predictable revenue stream in our Infrastructure & Real Estate line of business, and through organic growth of our innovative spectrum-sharing technologies and other products and services in our Technology & Telecommunications line of business.
●	Strategic Growth: We intend to grow through further acquisition opportunities, including, but not limited to, disruptive technologies and infrastructure assets. We may also seek to take meaningful equity ownership stakes that enable us to control or significantly influence operating companies and bring the strength of our operational expertise to these companies.
●	Maintaining Liquidity to Support our Business Model: We strive to maintain sufficient liquidity to execute our business model. We expect that our cash on hand and our cash flow from operations will provide us with sufficient financial capacity to execute our strategy.
●	Executing on Flexible Long-Term Business Model: We believe our flexible, long-term business model will enable us to pursue, as appropriate, various outcomes as a result of our technology and infrastructure operations and growth opportunities. We believe the combination of our focused strategy, experienced management and board of directors, stable real estate portfolio and liquidity will position us to create value for our stockholders over time.

Recent Developments

Acquisitions

On May 1, 2024, we completed our purchase from EchoStar Real Estate Holding L.L.C. (“Seller”), a subsidiary of EchoStar, of the commercial real estate property in Littleton, Colorado, comprising the corporate headquarters of DISH Wireless (the “Property”), for a purchase price of $26.75 million, pursuant to the terms of the purchase and sale agreement, dated as of March 10, 2024 (as amended as of May 1, 2024, the “Purchase Agreement”), by and between us and Seller. The transaction was accounted for as an asset acquisition under ASC 805-50, as the acquired property did not meet the definition of a business. The transaction constituted our “Business Combination”, as that term is defined in our amended and restated articles of incorporation (our “Articles”). Subsequent to the transaction, we derived revenues primarily from rent received from our operation of real estate property. For further discussion, see “Infrastructure & Real Estate Operations” below.

On November 12, 2024, we and certain other investors completed the purchase from EchoStar of an aggregate of 14.265 million shares of EchoStar’s Class A common stock, par value $0.01 per share, at a purchase price of $28.04 per share. We purchased 1,551,355 shares for an aggregate purchase price of $43.5 million. We paid for the purchase price with cash on hand.

On December 5, 2024, we completed the purchase of a majority equity interest in Red Technologies SAS, a société par actions simplifiée organized under the laws of France, through our wholly-owned subsidiary, RED Tech US, LLC (“RED US”), for a purchase price of EUR 18.6 million in cash, subject to certain adjustments. Established in 2012 and headquartered in Paris, RED Technologies specializes in spectrum-sharing technologies and services. The company offers scalable, cloud-based solutions for Citizens Broadband Radio Service (“CBRS”) and Television White Space (“TVWS”), catering to operators across various sectors, and provides operated 5G connectivity solutions for companies aiming to modernize their communications infrastructure in the U.S. and European markets. For further discussion, see “Technology & Telecommunications Operations” below.

Financing Transactions

On May 1, 2024, we issued and sold to the Ranch Legacy Trust, a trust established for the benefit of Mr. Ergen’s family (the “Trust”), 17,391,300 shares of convertible preferred stock, at an aggregate purchase price of approximately $200 million, or $11.50 per share. We used a portion of the proceeds from the sale to fund the purchase price for the Property. At any time and from time to time, we may redeem the convertible preferred stock in whole or in part, at our option, at a price equal to $11.50 per share. Additionally, if the convertible preferred stock has not been converted by May 1, 2029, we will be required to redeem each share of convertible preferred stock in cash at a price equal to $11.50 per share, subject to certain customary adjustments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Technology & Telecommunications Operations

Products and Services

Our Technology & Telecommunications line of business includes our spectrum-sharing technologies and services business, which we operate through our indirect majority-owned subsidiary, RED Technologies. We are engaged in the following revenue generating activities:

●	Citizens Broadband Radio Service: We generate revenue from licensing our Spectrum Access System (“SAS”) platform to businesses operating in the CBRS market. Our SAS platform dynamically allocates and manages frequencies on the CBRS spectrum for customers such as mobile operators, enterprises and wireless internet service providers. Our platform is available in the United States and has been approved by the Federal Communications Commission (the “FCC”) for commercial deployment. RED Technologies has been a pioneer in spectrum sharing technologies and actively contributed to the CBRS regulatory and standard developments. RED Technologies’ team is constituted of first-class engineers coming from top tier telecom vendors and operators. RED Technologies is now a leading provider of cutting-edge technologies and services, offering scalable cloud-based sharing solutions for operators of all sizes and sectors.
●	Television White Space: We provide products and services in the TVWS markets through our operation of databases in multiple countries, including Canada and the United States. These databases enable unlicensed devices to use vacant UHF television channels for broadband. In providing database services, we enable customers to maximize existing spectrum use while protecting incumbents like broadcasters and wireless microphone users. In 2020, RED Technologies acquired the TVWS spectrum databases developed by Nominet in the United States and United Kingdom, positioning it as a leading TVWS database service provider. We generate revenue from cloud-based subscriptions to our TVWS spectrum databases.

Regulation

RED Technology’s operations and licenses, are subject to significant government regulation and oversight, including by the FCC to the extent they are available in the United States, and, to a certain extent, by Congress. We are subject to telecommunications regulation by several regulatory bodies including the FCC, and Innovation, Science and Economic Development (“ISED”) in Canada. We are also subject to export control laws and regulations and trade sanctions laws and regulations of the U.S. and other countries with respect to the export of telecommunications services. In addition, in France, the U.S. and Canada, we are subject to country specific approvals of our products.

Depending upon the circumstances, non-compliance with applicable legislation or regulations could result in suspension or revocation of our licenses or authorizations, acceleration of requirements, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties, any of which could have a material adverse effect on our business, financial condition and results of operations. These governmental authorities could also adopt regulations or take other actions that would adversely affect our business prospects.

Furthermore, any government policy changes, which may be substantial, could increase regulatory uncertainty. The adoption or modification of laws or regulations relating to wireless telecommunications, broadband, the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business. In addition, the manner in which regulations or legislation in these areas may be interpreted and enforced cannot be precisely determined, which in turn could have an adverse effect on our business, financial condition and results of operations.

Our operations are also subject to federal, state and international laws relating to the collection, use, retention, security and transfer of personally identifiable information. The regulatory framework for privacy and security issues worldwide is rapidly evolving and as a result implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. Any failure by us, our suppliers, or other parties with whom we do business to comply with these standards and practices or with other federal, state or international regulations could result in proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. These include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies.

Infrastructure & Real Estate Operations

Products and Services

Our Infrastructure & Real Estate line of business includes the operation of our commercial real estate property (the “Property”) in Littleton, Colorado, comprising the corporate headquarters of DISH Wireless. We seek to maximize stockholder value through effective property management by collecting contractual rent and managing maintenance and repair obligations with respect to roof, shell, core and systems.

In connection with the consummation of our acquisition of the Property from the Seller on May 1, 2024, we and Seller entered into a lease agreement (the “Seller Lease Agreement”), pursuant to which Seller leased the Property from us. The Seller Lease Agreement is a “triple-net” lease. It provides for (i) an initial term of approximately 10 years, (ii) a base rent payable during the first year of the initial term of $228,500 per month, which will escalate annually at a rate of two percent per annum, (iii) a monthly additional rent payment, which is estimated for each calendar year and paid in equal monthly installments (“Additional Rent”), which represents Seller’s proportionate share of the operating expenses of the Property, and (iv) two five-year renewal options for Seller, with the base rent upon a renewal to be revised to fair market value and subject to the same annual escalation terms. Our estimated maintenance and repair obligations with respect to roof, shell, core and systems will be reflected in the Additional Rent as operating expenses to be reimbursed by Seller. Under the Seller Lease Agreement, the responsibilities for management of the Property are allocated among us and Seller, as tenant, such that we assumed responsibility for roof, shell, core and systems and all other responsibilities (such as general maintenance and repair) are assumed by Seller.

Our real estate operations derive revenues primarily from rent received pursuant to the Seller Lease Agreement, which we believe provides us with a predictable revenue stream with embedded growth potential. All of Seller’s obligations under the Lease Agreement are guaranteed by DISH, an affiliate of Seller.

We intend to operate the Property at least for the initial term of the Seller Lease Agreement (which is approximately 10 years), subject to further extensions, and have no current intention to dispose of the Property through a sale or other means.

The Property is located at 5701 South Santa Fe Boulevard, Littleton, Colorado 80120 and is comprised of approximately 206,992 square feet of net rentable area and is fully-occupied.

Regulation

The Property is subject to various laws, ordinances and regulations, including regulations relating to common areas.

We may be liable under various federal, state and/or local laws, ordinances and regulations for costs and damages resulting from the presence or release of hazardous substances, waste, or petroleum products at, on, in, under or from the Property, including costs for investigation or remediation, natural resource damages, or third-party liability for personal injury or property damage.

These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence or release of such materials, and the liability may be joint and several. We also may be liable for the costs of remediating contamination at off-site disposal or treatment facilities when we arrange for disposal or treatment of hazardous substances at such facilities, without regard to whether we comply with environmental laws in doing so. The presence of contamination or the failure to remediate contamination on the Property may adversely affect our ability to attract and/or retain tenants, and its ability to develop or sell or borrow against the Property. In addition to potential liability for cleanup costs, private plaintiffs may bring claims for personal injury, property damage or for similar reasons. Environmental laws also may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on the Property, environmental laws may impose restrictions on the manner in which the Property may be used or how businesses may be operated on the Property.

In addition, the Property is subject to various federal, state and local environmental and health and safety laws and regulations. Noncompliance with these laws and regulations could subject the Property or its tenants to liability. These liabilities could affect a tenant’s ability to make rental payments. Moreover, changes in laws could increase the potential costs of compliance with such laws and regulations or increase liability for noncompliance. This may result in significant unanticipated expenditures.

The Property may contain or develop harmful mold or suffer from other indoor air quality issues, which could lead to liability for adverse health effects or property damage or costs for remediation. When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at the Property could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the Property and increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose the Property to liability from its tenants, employees of its tenants or others if property damage or personal injury occurs.

Competition

We face competition across our two lines of business:

●	Technology & Telecommunications: Wireless communication services is a mature market with moderate year over year organic growth and our spectrum-sharing technologies and services face competition within that market, including from larger market participants as well as innovative early-stage companies. Competitive factors include, but are not limited to, pricing, market saturation, service and product offerings, customer experience, innovation and service quality. Among our primary competitors are Federated Wireless, Google SAS and the Sony Group Corporation, some of whom may have greater resources and lower costs of capital than we do.
●	Infrastructure & Real Estate: Investing in and operating real estate is highly competitive. We face competition from other landlords, REITs, investment companies, pension funds, private equity and hedge fund investors, sovereign funds, healthcare operators, lenders, developers and other institutional investors, some of whom may have greater resources and lower costs of capital than we do. Because our sole tenant is a subsidiary of EchoStar, our rental and related revenues are dependent on EchoStar’s ability to generate revenue and compete with other companies on a number of different levels, including its quality of products and services provided, innovation, reputation, pricing, and financial condition.

In addition, in identifying, evaluating and selecting potential acquisition opportunities, we face competition from other companies in the communications and connectivity sectors that are seeking strategic growth, including EchoStar and DISH. We also face potential competition from private equity groups and leveraged buyout funds, public companies and special purpose acquisition companies. Many of these entities are well established and have greater financial, technical, human and other resources than us. Our ability to compete may also be impacted by global, national and local economic trends, availability of investment alternatives, availability and cost of capital, construction and renovation costs, existing laws and regulations, new legislation and regulation, among other factors.

For a discussion of the risks associated with competitive conditions affecting our business, see Item 1A. “Risk Factors — Risks Related to Our Business Generally.”

Intellectual Property

We own 29 patents, including 26 French patents and three European patents, associated with RED Technologies.

Human Capital Resources

We believe that our future success will depend to a significant extent upon the performance of Charles W. Ergen, our Chairman and Director, and Jason Kiser, our Chief Executive Officer and Director. The loss of Mr. Ergen or Mr. Kiser or certain other key employees at RED Technologies could have a material adverse effect on our business, financial condition and results of operations. Neither Mr. Ergen nor Mr. Kiser is obligated to devote any specific number of hours to our affairs, and the amount of time they will devote in any time period will vary based on our business plan.

As of December 31, 2024, we had approximately 13 employees, all of whom were located in Paris, France, at RED Technologies. In connection with the RED Technologies acquisition, we entered into employment agreements with Pierre Jean Muller, RED Technologies’ Chief Executive Officer, and Michael Abitbol, RED Technologies’ Chief Operating Officer, each for an indefinite period of time. We generally consider relations with our employees to be good. By default, our French employees are covered by the collective bargaining agreement negotiated by the Syntec Federation for engineering, software and consulting companies.

We believe that our business is dependent on our ability to identify, hire, develop, motivate and retain a team of highly skilled personnel with knowledge of the wireless industry. Our business will be adversely affected if we fail to effectively identify, hire, develop, motivate and retain highly skilled personnel with knowledge of the wireless industry.

We continuously evaluate our human capital resources and may hire additional employees or consultants in the future if and to the extent deemed appropriate by management to effectively operate our business.

Relationship with Entities Controlled By Our Chairman

Our Chairman and Director, Charles W. Ergen, is Chairman, President, Chief Executive Officer and co-founder of EchoStar and DISH and beneficially owned approximately 86.8% of the total voting power of all classes of EchoStar’s outstanding shares as of July 31, 2025. Our Chief Executive Officer and Director, Jason Kiser served as Treasurer of DISH from 2008 to 2023, and has been employed by entities owned or controlled by Mr. Ergen for over 35 years.

Mr. Ergen, through nXgen beneficially owns approximately 99.3% of our Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”) and exerts substantial influence over all actions requiring a stockholder vote. In addition, nXgen is contractually entitled to nominate three individuals for appointment to our board of directors. As a controlling stockholder, nXgen is entitled to vote the shares it controls, in its own interests, which may not always be in the interests of our other stockholders generally. Further, concentrated control by nXgen over key decision making as a result of its control of a majority of the voting power will limit or preclude our other stockholders’ ability to influence corporate matters for the foreseeable future. As a controlling stockholder, nXgen has the ability to, among others, control the outcome of matters submitted to our stockholders for approval, including the election of directors, amendments to our organizational documents, and any merger, consolidation, or sale of all or substantially all of our assets, which other stockholders may not support. The concentrated control of nXgen could also discourage potential investors from acquiring our Class A Common Stock.

We depend on affiliates of EchoStar for all of our revenues deriving from our real estate operation. The inability or other failure of our tenant or DISH, as guarantor, under the Seller Lease Agreement to meet its obligations to us would materially reduce our liquidity, cash flow, net operating income and results of operations, which would in turn may cause our stock price to decline and have other materially adverse effects on our business, results of operations and financial condition. For further discussion, see Part III, Item 13, “Certain Relationships and Related Party Transactions” in this Annual Report.

Our Articles provide that the corporate opportunity doctrine does not apply to our directors or officers in circumstances where it would conflict with any fiduciary duties or contractual obligations they may have, and that we renounce any expectancy that our directors or officers will offer such a corporate opportunity to us, except if all of the following conditions are satisfied: (a) we have expressed an interest in the business opportunity as determined from time to time by our board of directors as evidenced by resolutions appearing in our minutes; (b) the opportunity relates to a line of business in which we are then directly engaged; (c) the director or officer is permitted to refer the opportunity to us without violating any legal obligation; and (d) in the case of a director or officer who, at the time the opportunity is presented, has a fiduciary relationship to EchoStar, and the opportunity relates to a line of business in which EchoStar and/or its affiliates, including DISH, is then engaged or has expressed an interest, the director or officer has first referred the opportunity to EchoStar, and that entity has declined to pursue the opportunity.

For further discussion, see “Risk Factors — Our Chairman and Director, Charles W. Ergen, through nXgen, is a controlling stockholder of the Company, having control over key decision making, which may not always be in the interest of the our other stockholders.”

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

Risks Related to Our Business Generally

We may not achieve sustained growth or profitability in the future.

Our revenue and profitability has varied significantly in historical periods. We may not achieve sustained growth or profitability in the future as a result of our recent acquisitions and other initiatives. As a public company, we incur significant legal, accounting and other expenses in order to comply with public company reporting, and disclosure requirements. We also incur legal, accounting and other expenses in connection with acquisitions and integration activities associated therewith. These expenditures make it harder for us to achieve and maintain future profitability. Revenue growth may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain sustained profitability in the future. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Annual Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. As a result, our losses may be larger than anticipated, we may incur significant losses for the foreseeable future, and we may not achieve sustained profitability in the future, and even if we do, we may not be able to maintain or increase profitability. Furthermore, if our future growth and operating performance fail to meet investor or securities analyst expectations, or if we have future negative cash flow or losses resulting from future investments, this could adversely effect on our business, financial condition, and results of operations.

Past performance by our management team or their affiliates, including Mr. Ergen and Mr. Kiser, including investments and transactions in which they have participated and businesses with which they are and have been associated, is not indicative of future performance of an investment in us.

We are facing increasing competition which could impact demand for, and result in, increasing pricing pressures with respect to, our products and services.

We face competition across our two lines of business. In addition, in identifying, evaluating and selecting potential acquisition opportunities, we face competition from other companies in the communications and connectivity sectors that are seeking strategic growth, including EchoStar and DISH. We also face potential competition from private equity groups and leveraged buyout funds, public companies and special purpose acquisition companies. Many of these entities are well established and have greater financial, technical, human and other resources than us. Our ability to compete may also be impacted by global, national and local economic trends, availability of investment alternatives, availability and cost of capital, construction and renovation costs, existing laws and regulations, new legislation and regulation, among other factors.

There can be no assurance that we will be able to effectively compete against our competitors due to, among other factors, their significant resources and operating history. Material competitive risks to our business include, but are not limited to, the following:

●	competition from new or different technology compared to our offerings;
●	competition from existing or new competitors entering the same markets we serve;
●	government funding for competing products and services, reducing demand for our products and services; and
●	competitive pressures to provide enhanced functionality for the same or lower price with each new generation of technology.

Our Chairman and Director, Charles W. Ergen, through nXgen, is a controlling stockholder of the Company, having control over key decision making, which may not always be in the interest of our other stockholders.

Our Chairman and Director, Charles W. Ergen, through nXgen beneficially owns approximately 99.3% of our Class A Common Stock and may exert substantial influence on actions requiring a stockholder vote. In addition, nXgen is contractually entitled to nominate three individuals for appointment to our board of directors. As a controlling stockholder, nXgen is entitled to vote the shares it controls, in its own interests, which may not always be in the interests of our other stockholders generally. Further, concentrated control by nXgen over key decision making as a result of its control of a majority of the voting power will limit or preclude our other stockholders’ ability to influence corporate matters for the foreseeable future. As a controlling stockholder, nXgen has the ability to, among others, control the outcome of matters submitted to our stockholders for approval, including the election of directors, amendments to our organizational documents, and any merger, consolidation, or sale of all or substantially all of our assets, which other stockholders may not support. The concentrated control of nXgen could also discourage potential investors from acquiring our Class A Common Stock.

Although we had approximately $117 million of cash on our balance sheet as of December 31, 2024, we may be unable to obtain additional financing to fund the operations and growth of the Company, which could compel us to restructure or abandon future transactions.

We may be required to obtain additional financing beyond our existing cash position, including for maintenance or expansion of operations of our businesses, or to fund acquisitions. This capital might not be available on acceptable terms, if at all. The failure to secure additional financing, if and when needed, could adversely effect on our liquidity and our ability to realize growth opportunities, acquisitions and use funds for other general corporate purposes.

Raising additional capital may cause dilution to our stockholders or restrict our operations.

We may seek additional capital due to favorable market conditions or strategic considerations, including to raise additional funds to finance our current or future operating plans or to increase liquidity for the trading of our Class A Common Stock.

To the extent we raise additional capital through the sale of newly issued common stock, convertible securities or other equity securities, your ownership interest may be further diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect your rights as a common stockholder. In addition, debt financing, if available, may result in fixed payment obligations and may involve agreements that include restrictive covenants that limit its ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact its ability to conduct its business.

Securing any such financing could require a substantial amount of time and attention from its management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect its management’s ability to oversee the development of our business.

If we are unable to raise additional capital if and when needed, our ability to implement our business plan may be negatively impacted.

If we were deemed to become an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted.

Part of our business plan is to grow through further acquisition opportunities, including, but not limited to, disruptive technologies and infrastructure assets to maximize our ability to drive shareholder value. We expect to primarily acquire controlling interests in operating companies and expect to participate in managing, through board representation or otherwise, a core group of those companies, which we would support for the long-term. Based on these factors, although we may acquire minority interests in certain circumstances, we believe that we will not be deemed to be an investment company, and we intend to continue to conduct our operations so that we will not be deemed an investment company. If, at any time, we were deemed to become or are determined to be primarily engaged in the business of investing, reinvesting or trading in securities, we could become subject to regulation under the Investment Company Act. In these circumstances, after giving effect to any applicable grace periods, we may be required to register as an investment company, which could result in significant registration and compliance costs, could require changes to our corporate governance structure and financial reporting, and could restrict our activities going forward. In addition, if we were to become subject to the Investment Company Act, any violation of the Investment Company Act could subject us to adverse consequences, including potentially significant regulatory penalties and the possibility that certain of our contracts would be deemed unenforceable.

We face risks related to potential future acquisitions we may pursue. Any such potential future acquisition, if completed, could result in a change to our current business plan, which could adversely affect, potentially materially, the value of your securities.

We anticipate growing through further acquisition opportunities, including, but not limited to, disruptive technologies and infrastructure assets, which will entail special considerations and risks. Because we are neither limited to evaluating any further acquisition opportunity in a particular industry sector nor have we determined which potential acquisition opportunities we may pursue, our stockholders have no information about other businesses we may operate in the future and there is no basis at this time to evaluate the possible merits or risks of any particular company’s operations, results of operations, cash flows, liquidity, financial condition or prospects. Any potential future acquisition could result in a change to our current business plan, which could adversely affect, potentially materially, the value of your securities. We may never be able to complete another acquisition opportunity, including due to competition within our industry for acquisitions of business, technologies and assets. We may enter into negotiations for acquisitions that are not ultimately consummated.

Any future acquisitions we may pursue could result in operating difficulties, dilution and other consequences that may adversely impact our business, results of operations and financial condition.

Any future acquisitions or investments we may pursue could be material to our results of operations and financial condition. We may also evaluate and enter into discussions regarding a wide array of potential strategic transactions. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to complete acquisitions on favorable terms, if at all. The process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures. The areas where we face risks include, without limitation:

●	loss of key employees of the acquired company and other challenges associated with integrating new employees into our culture, as well as reputational harm if integration is not successful;
●	diversion of management time and focus from operating our business to addressing acquisition integration challenges;
●	implementation or remediation of controls, procedures, and policies at the acquired company;
●	difficulties in integrating and managing the combined operations, technologies, technology platforms and products of the acquired companies and realizing the anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical or financial problems;
●	integration of the acquired company’s accounting, human resource and other administrative systems, and coordination of products, engineering and sales and marketing function;
●	assumption of contractual obligations that contain terms that are not beneficial to us, require us to license or waive intellectual property rights, or increase our risk for liabilities;
●	failure to successfully realize our intended business strategy;
●	uncertainty of entry into markets in which we have limited or no prior experience or in which competitors have stronger market positions;
●	unanticipated costs associated with pursuing acquisitions;
●	responsibility for the liabilities of acquired businesses, including those that were not disclosed to us or exceed our estimates, as well as, without limitation, liabilities arising out of their failure to maintain effective data protection and privacy controls and comply with applicable regulations;
●	inability to maintain our internal standards, controls, procedures, and policies;
●	failure to generate the expected financial results related to an acquisition on a timely manner or at all;
●	difficulties in complying with antitrust and other government regulations;
●	challenges in integrating and auditing the financial statements of acquired companies that have not historically prepared financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”);
●	potential accounting charges to the extent intangibles recorded in connection with an acquisition, such as goodwill, trademarks, patient relationships or intellectual property, are later determined to be impaired and written down in value; and
●	failure to accurately forecast the impact of an acquisition transaction.

Future acquisitions could also result in expenditures of significant cash, dilutive issuances of our equity securities, the incurrence of debt, restrictions on our business, contingent liabilities, amortization expenses or write-offs of goodwill, any of which could harm our financial condition. In addition, any acquisitions we announce could be viewed negatively by investors. If we are unable to successfully address any of these risks, our business, financial condition or operating results could be harmed.

Certain of our officers and directors presently have, and any of them in the future may have additional fiduciary or contractual obligations to other entities, including DISH and EchoStar, and, accordingly, may have conflicts of interest in determining to which entity a potential corporate opportunity should be presented.

Certain of our officers and directors presently have, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including DISH and EchoStar, pursuant to which such officer or director is or will be required to present a corporate opportunity to such entity. Our Articles provide that the corporate opportunity doctrine will not apply to our directors or officers in circumstances where it would conflict with any fiduciary duties or contractual obligations they may have, and that we renounce any expectancy that our directors or officers will offer such a corporate opportunity to us, except if all of the following conditions are satisfied: (a) we have expressed an interest in the business opportunity as determined from time to time by our board of directors as evidenced by resolutions appearing in our minutes; (b) the opportunity relates to a line of business in which we are then directly engaged; (c) the director or officer is permitted to refer the opportunity to us without violating any legal obligation; and (d) in the case of a director or officer who, at the time the opportunity is presented, has a fiduciary relationship to DISH or EchoStar, and the opportunity relates to a line of business in which DISH or EchoStar is then engaged or has expressed an interest, the director or officer has first referred the opportunity to DISH or EchoStar, as applicable, and that entity has declined to pursue the opportunity.

For further discussion of our executive officers’ and directors’ business affiliations, corporate opportunities and related party matters that you should be aware of, please see, “Business - Relationship with Entities Controlled By Our Chairman.”

Our business could be affected by macroeconomic uncertainties, prolonged downturns in the general economy or political changes, which could disproportionately harm our business.

Our operations and performance depend significantly on global and regional economic conditions. Macroeconomic conditions, including inflation, slower growth or recession, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations can adversely affect demand for our products and services. In addition, confidence and spending can be adversely affected in response to financial market volatility, negative financial news, declines in income or asset values, energy shortages and cost increases, labor and healthcare costs and other economic factors. An adverse impact on demand for our products, uncertainty about, or a decline in, global or regional economic conditions can have a significant impact on our suppliers and other partners. Potential effects include financial instability; inability to obtain credit to finance operations; reduced demand for our products and services; and insolvency. We cannot predict the timing or scale of these various macroeconomic conditions, but they could have an adverse effect on our business, results of operations and financial condition.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete future transactions, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain Securities and Exchange Commission (“SEC”) and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could adversely effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could adversely effect on our business and results of operations.

Our business could be disrupted by catastrophic events and man-made problems, such as power disruptions, data security breaches, and terrorism.

Our business plan could be disrupted by the occurrence of any catastrophic event, including earthquake, fire, flood, tsunami, or other weather event, power loss, telecommunications failure, software or hardware malfunction, cyber-attack, war, terrorist attack, incident of mass violence or disease, and similar events. In addition, acts of terrorism, including malicious internet-based activity, could cause disruptions to the internet or the economy as a whole. If our business functions do not continue to operate during and after a disaster, our business, financial condition, and results of operations would be harmed.

We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to our business, financial condition and results of operations that may result from interruptions in access to our platform as a result of system failures.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We have not adopted specific processes for assessing and managing information theft, data corruption, operational disruption and/or financial loss. The audit committee is generally responsible to discuss with management any significant risks or exposures, and as necessary report such risks or exposures to our board of directors. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes- Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly because we are not an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight are required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

We have material weaknesses in our internal control over financial reporting as of December 31, 2024. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Our management concluded that there were material weaknesses in internal control over financial reporting as of December 31, 2024 related to (i) our accounting for complex financial instruments, including debt, equity and derivative instruments, and non-recurring transactions, and (ii) insufficient qualified accounting personnel, accounting systems, segregation of duties and information technology controls. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our accounting for complex financial instruments and non-recurring transactions, and enhance analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We can offer no assurance that our remediation plan will ultimately have the intended effects.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to any applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result.

Provisions in our Articles and Nevada law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our shares of Class A Common Stock and could entrench management.

Our Articles contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include:

●	the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities; and
●	a staggered board of directors.

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

Provisions in our Articles and Nevada law may have the effect of discouraging lawsuits against our directors and officers.

Our Articles require, unless we consent in writing to the selection of an alternative forum, the Eighth Judicial District Court of Clark County, Nevada, shall, to the fullest extent permitted by law, be the exclusive forum for any or all actions, suits, proceedings, whether civil, administrative or investigative or that asserts any claim or counterclaim, (a) brought in the name or right of our company or on our behalf; (b) asserting a claim for breach of any fiduciary duty owed by any director, officer, employee or agent of our company to us or our stockholders; (c) arising or asserting a claim pursuant to any provision of Chapters 78 or 92A of the NRS or any provision of our Articles or bylaws; (d) to interpret, apply, enforce or determine the validity of our Articles or bylaws; or (e) asserting a claim governed by the internal affairs doctrine. In the event that the Eighth Judicial District Court of Clark County, Nevada does not have jurisdiction over any such action, then any other state district court located in the State of Nevada shall be the exclusive forum for such action. In the event that no state district court in the State of Nevada has jurisdiction over any such action, then a federal court located within the State of Nevada shall be the exclusive forum for such action.

Notwithstanding the foregoing, our Articles provide that this exclusive forum provision will not apply to suits arising under (i) the Exchange Act or any other claim for which federal courts have exclusive jurisdiction and (ii) the Securities Act of 1933, as amended (the “Securities Act”).

Although we believe this provision benefits us by providing increased consistency in the application of Nevada law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers.

Risks Related to our Technology & Communications Business

RED Technologies is an early-stage company lacking an established record of revenue and earnings, which could subject us to volatile revenues and earnings that are difficult to predict.

We may be affected by numerous risks inherent in the operations of RED Technologies. RED Technologies is a business with limited historical financial data, volatile revenues and earnings, which has operated at a loss and has sizable capital needs. Although we have endeavored to evaluate the risks inherent to the acquisition of RED Technologies, we may not have been able to properly ascertain or assess all the significant risks. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact us. Any such risks could result in lower revenues, higher costs and diversion of management time and energy, which could materially impact our business, financial condition and results of operations.

We may incur significant additional cash payment obligations in connection with the RED Technologies acquisition and risks associated with the acquisition may create certain unforeseen claims and liabilities.

We incurred transaction costs in connection with our acquisition of RED Technologies. In addition, we may incur significant additional cash payment obligations under the stock purchase agreements pursuant to which we acquired RED Technologies, pursuant to which we have agreed to pay additional consideration of up to $5.30 million for the remaining equity of RED Technologies if certain milestones related to the development of its technology are achieved.

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

The operation of RED Technologies is expected to be costly and time-consuming and require significant management attention and resources which may divert attention from our other operations. The failure to realize the anticipated benefits of the RED Technologies acquisition could, among other things, cause an interruption of, or a loss of momentum in, our other activities and could adversely affect our results of operations and prospects. Factors that may cause us not to realize the anticipated benefits of the RED Technologies acquisition include, among others:

●	Failure to realize growth;
●	Inability to retain existing and obtain new customers, suppliers and other commercial relationships;
●	Diversion of management and employee attention from our other operations;
●	Difficulties in integrating systems, including, but not limited to, communications systems, administrative and information technology infrastructure, accounting, financial reporting and internal control systems;
●	Challenges in conforming policies, business cultures and compensation structures;
●	Difficulties in managing the expanded operations of a larger and more complex company; and
●	Potential unknown liabilities, litigation and other adverse consequences and unforeseen expenses.

Many of these factors are outside of our control and any of them could result in lower revenues, higher costs and diversion of management time, which could materially impact our business, financial condition and results of operations.

RED Technologies’ revenue is concentrated in a limited number of customers, and our business and prospects may suffer upon the loss of a significant customer.

RED Technologies has derived, and may continue to derive, a significant portion of our revenue from a limited number of large customers. For the year ended December 31, 2024, one of our customers represented more than 10% of our total revenue. Due to the significant time required to acquire new customers, the loss of any of these customers, or the loss of any other significant customer or a significant reduction in the amount of demand from a significant customer would adversely affect our revenue, results of operations, cash flows and reputation in the marketplace. If our customers experience financial difficulties or business reversals which reduce or eliminate the need for our services, they may be unable or unwilling to fulfill their contracts with us. Our customers may attempt to impose new or additional requirements on us that reduce the profitability of the services performed by us. Our customer concentration also increases the concentration of our accounts receivable and our exposure to payment defaults by key customers, which could expose us to substantial and potentially unrecoverable costs if we do not receive payment from key customers. Additionally, the loss of any significant customer could pose reputational harm to us and make it more challenging to acquire new customers.

Our customers may reduce or cease utilizing our services depending on the quality of our services, competition and their own technological capabilities, market demand for their products and/or their own internal budget cycles. Although we do not generally enter into long-term contracts with our customers, there is no guarantee that such agreements would be negotiated on terms that are commercially favorable to us in the long-term.

If we are unable to take advantage of technological developments on a timely basis, or at all, we may experience a decline in demand for our services or face challenges in implementing or evolving our business strategy.

In order to grow and remain competitive, we will need to adapt to changes in available technology, including, but not limited to, artificial intelligence and machine learning, continually invest in and enhance our existing service offerings and introduce new offerings to meet our current and customer’s changing service demands.

As a result, adopting new and sophisticated technologies may result in implementation issues, such as scheduling and supplier delays, unexpected or increased costs, technological constraints, regulatory permitting issues, actual or perceived subscriber dissatisfaction and other issues that could cause delays in launching new technological capabilities, which in turn could result in significant costs or reduce the anticipated benefits of the upgrades. If our new services fail to retain or gain acceptance in the marketplace or if costs associated with these services are higher than anticipated, this could have a material adverse effect on our operating results.

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

RED Technologies’ services and licenses are subject to government regulation.

RED Technologies’ services and licenses provided pursuant to the services are subject to regulation by the FCC in the United States, ISED in Canada and other federal, state and local, as well as international, governmental authorities. These governmental authorities could adopt regulations or take other actions that would adversely affect our business prospects, making it more difficult and/or expensive to operate our SAS platform or provide our TVWS services. The licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems are regulated by the FCC and, depending on the jurisdiction, other federal and international, state and local regulatory agencies.

The risk of non-compliance with laws and regulations, including, but not limited to, the risk of changes to laws and regulations, could adversely affect our business.

Our business is regulated by numerous governmental agencies and other regulatory bodies, both domestically and internationally. Also, our international operations are subject to the laws and regulations of many different jurisdictions that may differ significantly from U.S. laws and regulations. Violations of these laws and regulations could result in fines or penalties or other sanctions which could have a material adverse impact on our business. Additionally, our ability to operate and grow our business depends on laws and regulations that govern the frequency bands and/or orbital locations we operate in or may operate in in the future.

These laws and regulations are subject to the administrative and political process and do change from time to time. We may be affected by changes to government leadership and policy changes resulting from new leaders. We have been subject to such changes in the past and may be subject to such changes in the future and those changes may negatively impact us, including but not limited to, the addition of new regulations, the modification or rescission of past regulations which may be favorable and the increase or decrease of government programs which us or our subscribers may be recipients. Our business could suffer a material adverse impact if laws and regulations change and we are not able to adapt to these changes efficiently.

Additionally, we are subject to emerging and evolving regulatory requirements and frameworks regarding environmental, social and governance matters, including, but not limited to, potential new or revised disclosure rules proposed by the SEC and recently enacted or proposed legislation in jurisdictions such as California. The ultimate scope of these regulations may change as they are finalized, and they may not be uniform across jurisdictions. Meeting these obligations may require significant investments of time, capital and personnel.

Our failure to effectively invest in, introduce and implement new competitive products and services could cause our products and services to become obsolete and could negatively impact our business.

Technology in the wireless and broadband and satellite services industries changes rapidly as new technologies are developed, which could cause our products and services to become obsolete. We and our suppliers may not be able to keep pace with technological developments. Our operating results are dependent to a significant extent upon our ability to continue to introduce new products and services, to upgrade existing products and services on a timely basis and to reduce costs of our existing products and services. We may not be able to successfully identify new product or service opportunities or develop and market these opportunities in a timely or cost-effective manner.

The research and development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and investment. The success of new product and service development depends on many factors, including among others, the following: the difficulties and delays in the development, production, timely completion, testing and marketing of products and services;

●	the cost of the products and services;
●	the proper identification of subscriber needs and subscriber acceptance of products and services;
●	the development of, approval of and compliance with industry standards;
●	the amount of resources we must devote to the development of new technologies; and
●	the ability to differentiate our products and services and compete with other companies in the same markets.

If the new technologies on which we focus our research and development investments fail to achieve acceptance in the marketplace, our competitive position could be negatively impacted, causing a reduction in our revenues and earnings. For example, our competitors could use proprietary technologies that are perceived by the market as being superior. In addition, delays in the delivery of components or other unforeseen problems associated with our technology may occur that could materially and adversely affect our ability to generate revenue, offer new products and services and remain competitive. Furthermore, after we have incurred substantial costs, one or more of the products or services under our development, or under development by one or more of our strategic partners, could become obsolete prior to it being widely adopted.

If our products and services are not competitive or perceived as not competitive, our business could suffer and our financial performance could be negatively impacted. Our products and services may also experience quality problems, including, but not limited to, outages and service slowdowns, from time to time. If the quality of our products and services does not meet our subscribers’ expectations, then our business, and ultimately our reputation, could be negatively impacted.

RED Technologies relies on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

Historically, we have contracted with and rely on a single vendor or a limited number of vendors to provide certain key products or services to us in order to deliver services from our CBRS SAS and TVWS businesses. For example, our CBRS SAS business relies on Microsoft Azure to provide cloud computing services. If these vendors are unable to meet our needs because, among other things, they fail to perform adequately, are no longer in business, are experiencing shortages or supply chain issues or discontinue a certain product or service we need, our business, financial condition and results of operations may be adversely affected.

We have experienced in the past and may continue to experience shortages driven by raw material availability (which may be negatively impacted by, among other things, trade protection policies such as tariffs and or/escalating trade tensions, particularly with countries in Asia), manufacturing capacity, labor shortages, industry allocations, natural disasters, logistical delays and significant changes in the financial or business conditions of its suppliers that negatively impact our operations.

While alternative sources for these products and services exist, we may not be able to develop these alternative sources quickly and cost-effectively, or at all, which could materially impair our ability to timely deliver our products to our subscribers or operate our business. Furthermore, our vendors may request changes in pricing, payment terms or other contractual obligations between the parties, which could require us to make substantial additional investments or find alternative arrangements.

Our international businesses expose us to additional risks that could harm our business.

Our Technology & Communications business has international operations. In addition to risks described elsewhere herein, the different regions and countries in which we operate our businesses outside of the U.S. expose us to increased risks due to different privacy and cyber-related laws in each of these locations. The same cyber-related issue could have different consequences depending on, among other factors, the region or country of occurrence, the laws applicable in each case and the different levels of enforcement by regulatory and governmental authorities in each jurisdiction. These risks include, but are not limited to, the following:

●	data privacy and security concerns relating to our technology and practices could, among other things, damage our reputation, cause us to incur significant liability and deter current and potential
●	users or customers from using our products and services;
●	software bugs or defects, security breaches and attacks on our systems could result in the improper disclosure of our user data which could harm, among other things, our business reputation and result in legal and/or government action;
●	concerns about our practices about the collection, use, disclosure or security of personal information or other data-privacy-related matters, even if unsubstantiated, could harm our reputation and financial condition;
●	our policies and practices may change over time as expectations regarding privacy and data change.

If RED Technologies is unable to grow, or we fail to manage RED Technologies’ growth effectively, we may be unable to execute our business plan, maintain high levels of customer service or adequately address competitive challenges.

Our future success depends to a large extent on our ability to manage our business as it continues to expand. If not managed effectively, this growth could result in the over-extension of our operating infrastructure, management systems and information technology systems. Internal controls and procedures may not be adequate to support this growth. Failure to adequately manage our growth in our businesses may cause damage to our brand or otherwise have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Infrastructure & Real Estate Business

Our real estate operations depend on a single tenant for substantially all revenues.

We depend on affiliates of EchoStar, which is controlled by Mr. Ergen, for substantially all of our revenues deriving from our real estate operations. The inability or other failure of Seller or DISH, as guarantor, under the Seller Lease Agreement to meet its obligations to us would materially reduce our liquidity, cash flow, net operating income and results of operations, which would in turn cause our stock price to decline and have other materially adverse effects on our business, results of operations and financial condition.

The loss of Seller as a tenant or Seller’s inability to pay rent could materially and adversely affect our business, financial condition and results of operations.

Tenants that fail to comply with federal, state and local laws and regulations, including licensure, certification and inspection requirements, may cease to operate or be unable to meet their financial and other contractual obligations to us.

Seller and any other future tenants are and may be subject to or impacted by extensive, frequently changing federal, state and local laws and regulations. These laws and regulations include, among others, laws protecting consumers against deceptive practices; laws relating to the operation of the Property and how our tenants conduct their business, such as fire, health and safety and privacy laws; resident rights laws (including abuse and neglect laws) and fraud laws; the Americans with Disabilities Act of 1990, as amended, and similar state and local laws; and safety and health standards set by the Occupational Safety and Health Administration or similar state and local agencies.

Our tenants’ failure to comply with any of these laws, regulations or requirements could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from government healthcare programs, loss of license or closure of the facility and/or the incurrence of considerable costs arising from an investigation or regulatory action, which would have an adverse effect on the Property, and therefore would materially adversely impact us.

If we must replace Seller as a tenant, we might be unable to reposition the Property on as favorable terms, or at all.

We cannot predict whether Seller will renew the Seller Lease Agreement beyond its initial terms or if Seller will default. Following expiration of a lease term or if we exercise our right to replace a tenant in default, rental payments on the Property would likely decline or cease altogether while we reposition the Property with a suitable replacement tenant. A replacement tenant may require different features in a property, depending on that tenant’s particular business. We may incur substantial expenditures to modify the Property before we are able to secure a replacement tenant or to accommodate multiple tenants or operators.

Environmental compliance costs and liabilities associated with the Property may be substantial and may have a materially adverse effect on our real estate business, financial condition or results of operations.

Federal, state and local laws, ordinances and regulations may require us to investigate and clean up certain hazardous or toxic substances or petroleum released at the Property. We may be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by the third parties in connection with the contamination. The costs of cleanup and remediation could be substantial. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and the costs it incurs in connection with the contamination.

In addition, the presence of contamination or the failure to remediate contamination may materially adversely affect our ability to use, sell or lease the Property or to borrow using the Property as collateral.

We have limited experience in operating commercial real estate.

We have limited experience operating commercial real estate property. Our management may not be fully aware of many of the specific requirements of operating the Property. Our operations, earnings and ultimate financial success could suffer due to this lack of experience. As a result, we would be subject to all of the risks associated with operating commercial real estate property and additionally the risks associated with a new business model, which could materially and adversely affect our business.

Risks Related to our Securities

Our securities have been delisted from Nasdaq, which has limited and may continue to limit investors’ ability to make transactions in our securities.

As previously disclosed, the trading of the Company’s securities on the Nasdaq was suspended at the open of trading on May 6, 2024. On July 19, 2024, Nasdaq filed a Form 25 with the Securities and Exchange Commission to delist the Company’s securities from Nasdaq. The delisting became effective on July 29, 2024. As of the date of this Annual Report, the Company’s Class A Common Stock and public warrants (the “Public Warrants”) are traded on the over-the-counter market under the symbol “CNXX” and “CNXXW,” respectively.

We face adverse consequences as a result of our securities not being listed on a national securities exchange, including (i) a limited availability of market quotations for our securities, (ii) reduced liquidity for our securities, (iii) a determination that our Class A Common Stock is a “penny stock” which will require brokers trading in our Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities, (iv) a limited amount of news and analyst coverage, if any, in the future; (v) a decreased ability to issue additional securities or otherwise obtain additional financing in the future; and (vi) a decreased ability of our securityholders to sell their securities in certain states.

An active trading market for our securities may never develop and investors may find it difficult to buy and sell our shares, which would further adversely affect the liquidity and price of our securities.

Although our Class A Common Stock is quoted on the over-the-counter market, such market is an unorganized, interdealer market which provides significantly less liquidity than the Nasdaq or other national securities exchange. Securities traded on the over-the-counter market are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. Any significant trading volume in our common stock may not be sustained. These factors may have an adverse impact on the trading and price of our Class A Common Stock. See Item 1A.Risk Factors, “Our securities have been delisted from Nasdaq, which has limited and may continue to limit investors’ ability to make transactions in our securities” above for further discussion.

The market price of our securities may decline and investors may experience a loss as a result of decreasing market prices.

The market price of our securities may decline for a number of reasons, including, without limitation:

●	investors may react negatively to the prospects of our business and the prospects of the Business Combination;
●	general economic conditions and forecasts and our general business condition;
●	we do not achieve the perceived benefits of the Business Combination to the extent anticipated by the financial community or industry analysts; and
●	the value of the Property proves to be materially less than the value used by our board of directors to determine the purchase price paid for the Property.

Accordingly, investors may experience a loss as a result of decreasing market prices. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

We have a limited number of shares of Class A Common Stock outstanding, 99.3% of which is held by nXgen, which could result in continued volatility of our stock price.

There has been volatility in the price of our Class A Common Stock. As a result of the Company’s limited public float, our Class A Common Stock is less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of the Company’s Class A Common Stock may have a greater impact on the trading price for the Company’s shares than would be the case if the Company’s public float were larger. The public price of the Company’s Class A Common Stock has in the past fluctuated substantially and, due to the current concentration of stockholders, the trading price of the Class A Common Stock may continue to do so in the future. Such volatility may be unrelated to our actual or expected operating performance and financial condition or prospects, making it difficult for prospective investors to assess the potentially rapidly changing value of our Class A Common Stock. Because we have no current plans to pay cash dividends on our Class A Common Stock, investors may not receive any return on investment unless they sell their Class A Common Stock for a price greater than that which they paid for it.

We have no current plans to pay cash dividends on our Class A Common Stock. The declaration, amount and payment of any future dividends will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and operating results, our available cash, current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications on the payment of dividends by us to our stockholders or by our subsidiary to us and such other factors as our board of directors may deem relevant. Accordingly, we may not pay any dividends on our Class A Common Stock in the foreseeable future.

We may elect to redeem our Series A Convertible Preferred Stock, par value $0.0001 per share (the “Preferred Stock”) at a price equal to $11.50 per share, and, if the Preferred Stock has not been converted by May 1, 2029, we will be required to redeem each share of Preferred Stock in cash at a price equal to $11.50 per share.

We have incurred significant transaction costs, including expenses of approximately $3.5 million as of December 31, 2024, in connection with the completion of our Business Combination, and expect to incur additional expenses to fund our operations and in connection with the implementation of our business plan. Accordingly, we depend primarily on the proceeds from the Equity Forward Transaction (as defined below) to finance our operations. At any time and from time to time following the issuance of the Preferred Stock, we may redeem the Preferred Stock in whole or in part, at our option, at a price equal to $11.50 per share. Additionally, if the Preferred Stock has not been converted by May 1, 2029, we will be required to redeem each share of Preferred Stock in cash at a price equal to $11.50 per share, subject to certain customary adjustments. Our redemption obligations with respect to the Preferred Stock could adversely affect our liquidity and reduce the amount of cash available for working capital, capital expenditures, growth opportunities, acquisitions and other general corporate purposes. In particular, if we have insufficient funds and are unable to obtain alternative financing on favorable terms or at all at the time we are required to redeem the Preferred Stock, we may be unable to pay the redemption price. In such a case, we may be required to declare bankruptcy and liquidate, which could result in the loss of your entire investment.

Our warrants are exercisable for shares of Class A Common Stock, which exercises will increase the number of shares of Class A Common Stock eligible for future resale in the public market and result in dilution to our existing stockholders.

The outstanding warrants to purchase an aggregate of 30,083,285 shares of Class A Common Stock, consisting of the Public Warrants and the 11,333,333 warrants originally issued in a private placement in connection with the initial public offering of the Commpany (the “Private Warrants” and, together with the Public Warrants, the “Warrants”) became exercisable on May 31, 2024. Each Warrant entitles the holder thereof to purchase one share of our Class A Common Stock at a price of $11.50 per whole share. Warrants may be exercised only for a whole number of shares of Class A Common Stock. To the extent such warrants are exercised, additional shares of Class A Common Stock will be issued, which will result in dilution to the then existing holders of Class A Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of Class A Common Stock.

On December 31, 2024, the closing price on the over-the-counter market for our Class A Common Stock was $1.46. If the price of our Class A Common Stock remains below $11.50 per share we believe warrant holders will be unlikely to cash exercise their Warrants, resulting in little or no cash proceeds to us. There is no guarantee that the Warrants will ever be in the money, and they may expire worthless.

Furthermore, we may amend the terms of the Warrants in a manner that may be adverse to holders of Warrants with the approval of at least 50% of the holders of the Warrants then outstanding. As a result, the exercise price of the Warrants could be increased, the exercise period could be shortened and the number of shares of common stock purchasable upon exercise of a Warrant could be decreased, all without approval of all affected holders of Warrants.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that the closing price of our Class A Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we give notice of redemption to the Public Warrant holders and provided certain other conditions are met. If and when the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the Public Warrants as set forth above even if the holders are otherwise unable to exercise the Public Warrants. Redemption of the outstanding warrants could force you to (i) exercise your Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your Public Warrants at the then-current market price when you might otherwise wish to hold your Public Warrants or (iii) accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of your Public Warrants.

In addition, we have the ability to redeem the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our shares of Class A Common Stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their Public Warrants, but only on a cashless basis, prior to redemption for a number of shares of Class A Common Stock determined based on the redemption date and the fair market value of our shares of Class A Common Stock. The value received upon exercise of the Public Warrants (i) may be less than the value the holders would have received if they had exercised their Public Warrants at a later time where the underlying share price is higher and (ii) may not compensate the holders for the value of the Public Warrants, including because the number of shares received is capped at 0.361 shares of Class A Common Stock per Public Warrant (subject to adjustment) irrespective of the remaining life of the Public Warrants.

Our securityholders may face restrictions on the resale of our securities due to state “blue sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (i) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (ii) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration or qualification in place to cover the transaction, or the transaction must be exempt from registration or qualification. The applicable broker must be registered in that state. There may be state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our common stock. As a result of our delisting from Nasdaq, our securities currently do not qualify as “covered securities” under Section 18(b)(1) of the Securities Act and are therefore subject to regulation in each state in which we offer our securities and may not qualify for offering and sale in certain states. Our Class A Common Stock and Public Warrants are quoted and traded on the OTC Expert Market operated by OTC Markets Group Inc., and may be eligible to be quoted and traded on the OTCID Basic Market operated by OTC Markets Group Inc., neither of which is recognized as a securities manual in a majority of states. The “manual exemption” permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by that state. We do not qualify for the “manual exemption” as our securities are not quoted and traded on a securities manual recognized in a majority of states.

As a result of our delisting from Nasdaq, we are more likely to require holders of Public Warrants who exercise their warrants to do so on a cashless basis and such holders may receive fewer shares of Class A Common Stock upon exercise than they would have received had they been able to pay the exercise price of their warrants in cash.

As a result of our delisting from Nasdaq, our securities currently do not qualify as “covered securities” under Section 18(b)(1) of the Securities Act and are therefore subject to regulation in each state in which we offer our securities and may not qualify for offering and sale in certain states. Consequently, unless an exemption from qualification of our shares of Class A Common Stock is then available in any relevant state, we are more likely to require holders of Public Warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act. The number of shares we issue in a cashless exercise may be lower than if the Public Warrants were exercised on a cash basis, which could adversely affect the value of our common stock, and the holders of the Public Warrants may experience a lower rate of return than they would have in a cash exercise if the trading price of our shares of Class A Common Stock increases. The number of shares we issue in a cashless exercise is capped at 0.361 shares of Class A Common Stock per Public Warrant (subject to adjustment).

Non-U.S. holders may be subject to U.S. federal income tax on gain realized on the sale or other taxable disposition of Class A Common Stock and Warrants if we are a United States real property holding corporation (“USRPHC”).

Generally, a corporation is a USRPHC if the fair market value of its U.S. real property interests equals or exceeds 50% of the sum of the fair market value of its worldwide real property interests and its other assets used or held for use in a trade or business (all as determined for U.S. federal income tax purposes). We believe we may currently be a U.S. real property holding corporation for U.S. federal income tax purposes. As a result, a “Non-U.S. holder” may be subject to U.S. federal income tax on gain realized on a sale or other taxable disposition of our securities, unless certain exceptions apply. Non-U.S. holders should consult their own tax advisors regarding the application of the foregoing rules in light of their particular facts and circumstances.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We are a smaller reporting company. While management monitors our exposure to cybersecurity risk, as a whole, CONX Corp. has not adopted specific processes for assessing and managing such risk. The audit committee is responsible to discuss with management any significant risks or exposures, and as necessary report such risks or exposures to our board of directors. While to date we have not encountered any cybersecurity incidents, any sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure could lead to corruption or misappropriation of proprietary information and sensitive or confidential data.

RED Technologies has developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity and availability of RED Technologies’ critical systems and information. RED Technologies’ cybersecurity risk management program includes a cybersecurity incident response plan. RED Technologies designs and assesses its program based on ISO 27002 standards. This does not imply that RED Technologies meets any particular technical standards, specifications, or requirements, only that it uses the ISO 27002 as a guide to help it identify, assess, and manage cybersecurity risks relevant to its business. RED Technologies uses established processes designed to identify, assess, and manage third-party service provider risks when third parties handle, possess, process, and store RED Technologies’ material information. RED Technologies’ cybersecurity risk management program includes (i) a policy designed to help identify material cybersecurity risks to its critical systems, information, products, services, and its broader enterprise information technology environment and (ii) a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents. RED Technologies has not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect RED Technologies, including its operations, business strategy, results of operations, or financial condition. However, there can be no assurance that RED Technologies’ cybersecurity prevention and mitigation efforts will always be successful, and it is possible that cybersecurity threats could have a material adverse effect on our business, operations, or financial condition in the future.

As a smaller reporting company with cybersecurity processes centered on RED Technologies, we may not be sufficiently protected against such occurrences. See Item 1A. Risk Factors, “Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss” of this Annual Report for a discussion of cybersecurity-related risks.

Item 2.Properties

Other than the Property, we do not own any real estate or other physical properties materially important to our operation. We currently maintain our principal executive offices at 5701 S. Santa Fe Dr., Littleton, CO 80120, which is owned by us. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

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

Holders

On November 28, 2025, there were five holders of record of our Class A Common Stock (including shares of Class A Common Stock held by our independent directors) and two holders of record of our Warrants.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.[Reserved]

Not applicable.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Annual Report”) to “we,” “us” or the “Company” refer to CONX Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to nXgen Opportunities, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) within this section is focused on the years ended December 31, 2024 and 2023, including year-to-year comparisons between these years.

Our Business

Overview

We are a diversified operating company seeking opportunities to power the next generation of innovators in communications and connectivity. Our mission is to partner with emerging companies with quality management and strong and differentiated business models with the ability to scale. Our Chairman and Director, Charles W. Ergen, is Chairman, President, Chief Executive Officer and co-founder of EchoStar and DISH and beneficially owned approximately 86.8% of the total voting power of EchoStar’s outstanding shares as of July 31, 2025. Our Chief Executive Officer, Jason Kiser served as Treasurer of DISH from 2008 to 2023, and has been employed by entities owned or controlled by Mr. Ergen for over 35 years.

We are engaged principally in two lines of business:

●	Technology & Telecommunications: This line of business includes our spectrum-sharing technologies and services business, which we operate through our indirect majority-owned subsidiary, RED Technologies; and
●	Infrastructure & Real Estate: This line of business includes the operation of our commercial real estate property in Littleton, Colorado, comprising the corporate headquarters of DISH Wireless.

Business Combination

On May 1, 2024 (the “Closing Date”), the Company completed its previously announced purchase from Seller, of the Property in Littleton, Colorado, comprising the corporate headquarters of DISH Wireless, for a purchase price of $26.75 million (the “Transaction”), pursuant to the terms of the Purchase Agreement by and between the Company and Seller. The transaction constitutes the Company’s “Business Combination,” as that term is defined in the Company’s Articles, and was accounted for as an asset acquisition under U.S. GAAP. The Transaction constitutes the Company’s “Business Combination”, as that term is defined in the Company’s Articles.

In connection with the Transaction, each share of the then-issued and outstanding Class B common stock, par value $0.0001 per share of the Company (“Class B Common Stock”), automatically converted into one share of Class A Common Stock, on the Closing Date.

On the Closing Date, the Company and Seller entered into the Seller Lease Agreement, pursuant to which Seller leased the Property from the Company. The Seller Lease Agreement is a “triple-net” lease. The Seller Lease Agreement provides for (i) an initial term of approximately 10 years, (ii) a base rent payable during the first year of the initial term of $228,500 per month, which will escalate annually at a rate of two percent per annum, (iii) a monthly additional rent payment, which is estimated for each calendar year and paid in equal monthly installments, which represents Seller’s proportionate share of the operating expenses of the Property, and (iv) two five-year renewal options for Seller, with the base rent upon a renewal to be revised to fair market value and subject to the same annual escalation terms. All of Seller’s obligations under the Seller Lease Agreement are guaranteed by DISH, an affiliate of Seller.

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

On November 1, 2023, the Company entered into a subscription agreement (the “Subscription Agreement”) with the Founder or an affiliate (the “Subscriber”, and such subscription agreement, as amended by that certain amendment No. 1 to the subscription agreement, dated March 25, 2024, the “Subscription Agreement”). On the Closing Date, the Company completed the previously announced transaction (the “Equity Forward Transaction” or “Equity Forward”) pursuant to the terms of the Subscription Agreement. Prior to the Closing Date, Mr. Ergen assigned the Subscription Agreement in accordance with its terms to the Trust. On the Closing Date, the Company issued and sold to the Trust 17,391,300 shares of Preferred Stock, at an aggregate purchase price of approximately $200 million, or $11.50 per share. The Company used a portion of the proceeds from the Equity Forward Transaction to fund the purchase price for the Property in the Business Combination.

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

On May 2, 2024, the Nasdaq Hearings Panel (the “Panel”) notified the Company of the Panel’s determination that the Company’s securities would be delisted from Nasdaq. Trading of the Company’s securities on Nasdaq was suspended at the open of trading on May 6, 2024. On June 24, 2024, the Company withdrew its appeal of the Panel’s decision and the Nasdaq Listing and Hearing Review Council did not call the matter for review. On July 19, 2024, Nasdaq filed a Form 25 with the Securities and Exchange Commission to delist the Company’s securities from Nasdaq. The delisting became effective on July 29, 2024. The Company’s Class A Common Stock and Public Warrants are traded on the over-the-counter market under the symbol “CNXX” and “CNXXW,” respectively.

Recent Developments

Red Technologies Acquisition

On December 5, 2024 (the “Red Tech Closing Date”), we completed the acquisition of a controlling interest in RED Technologies, through our wholly-owned subsidiary, RED Tech US, LLC, for a maximum purchase price of approximately $10.6 million in cash, subject to certain adjustments. We acquired approximately 68% of RED Technologies’ outstanding share capital at closing, with the remainder of the shares to be acquired in future installments based on the achievement of certain milestones. The purchase agreements contain representations, warranties and covenants by the parties, conditions in favor of the parties and indemnification rights that are customary for a transaction of this nature.

PIPE Investment

On September 30, 2024, the Company and certain other investors (such investors together with the Company, the “PIPE Investors”) entered into subscription agreements (the “PIPE Subscription Agreements”) with EchoStar, pursuant to which the PIPE Investors agreed, subject to the terms and conditions set forth therein, to purchase from EchoStar an aggregate of 14.265 million shares of EchoStar’s Class A common stock, par value $0.01 per share, at a purchase price of $28.04 per share, for an aggregate cash purchase price of approximately $400 million (such investment, the “PIPE Investment”). The portion of the PIPE Investment represented by the Company’s PIPE Subscription Agreement represented an agreement to purchase from EchoStar an aggregate of 1,551,355 shares of EchoStar’s Class A common stock for an aggregate cash purchase price of approximately $43.5 million.

On November 12, 2024, we and certain other investors completed the purchase from EchoStar of an aggregate of 14.265 million shares of EchoStar’s Class A common stock, par value $0.01 per share, at a purchase price of $28.04 per share. We purchased 1,551,355 shares for an aggregate purchase price of $43.5 million. We paid for the purchase price with cash on hand.

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

Prior to October 12, 2022, we generated non-operating income in the form of interest income on proceeds derived from the Company’s initial public offering (the “Initial Public Offering”). Effective October 12, 2022, the Company converted all of the investments in the Trust Account into cash, which remained in the Trust Account. On September 29, 2023, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to hold all funds in the Trust Account in an interest-bearing deposit account with a financial institution in the United States. Accordingly, following the transfer to an interest-bearing deposit account, the amount of interest income again increased. On the Closing Date, $20.58 million of funds held in the Trust Account were used to pay the redemption of 1,941,684 shares of Class A Common Stock and $55,734 of funds were withdrawn for tax disbursements. The Trust Account was closed and $1,503,969 of funds remaining in the Trust Account were released to the Company pursuant to the trust agreement.

Subsequent to the completion of the Business Combination, we generate revenues from rent received under the Seller Lease Agreement. Subsequent to the completion of the acquisition of RED Technologies, we generate revenues from the sales income of RED Technologies.

The following table sets forth our results of operations for the periods presented. The data has been derived from the Consolidated financial statements contained in this Annual Report on Form 10-K which include, in our opinion, all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of the financial position and results of operations for the interim periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

Results for the year ended December 31, 2024 and 2023 (in thousands):

	For the Year Ended
	December 31,
	2024	2023
Rental income	$2,001,609	$—
Sales income	21,089	—
Total Income	2,022,698	—
Depreciation and amortization expense	622,115	—
General and administrative expenses	5,166,171	1,178,513
Loss from operations	(3,765,588)	(1,178,513)
Other expense, net
Change in fair value of equity forward	325,000	(325,000)
Change in fair value of derivative warrant liabilities	7,701,334	(4,693,000)
Change in fair value of equity investment	(7,937,965)	—
Unrealized gain/loss on cash equivalents held in investment account	18,422	—
Interest income and realized gain on cash or cash equivalents held in investment account	5,840,922	—
Interest income on cash or investments held in Trust Account	320,104	267,481
Government grant received	209,219	—
Total other income (expense), net	6,477,036	(4,750,519)
Income (loss) before income tax expense	2,711,448	(5,929,032)
Income tax expense (benefit)	36,479	65,469
Net Income (loss)	$2,674,969	(5,994,501)

Other comprehensive loss
Unrealized gain (loss) on available-for- sale securities	518	—
Foreign currency translation adjustment	12,296	—
Comprehensive Income (loss)	$2,687,783	(5,994,501)
Weighted average shares used in computing net income (loss) per common share
Class A - Common stock (Basic)	13,398,468	5,047,364
Class A - Common stock (Diluted)	25,024,433	5,047,364
Class B - Common stock (Basic & Diluted)	6,215,753	18,750,000
Basic net income (loss) per common share
Class A - Common stock	0.14	(0.25)
Class B - Common stock	0.14	(0.25)
Diluted net income (loss) per common share
Class A - Common Stock	0.07	(0.25)
Class B - Common Stock	0.14	(0.25)

For the year ended December 31, 2024, the Company generated total revenues of $2,022,698, compared to no revenues in the year ended December 31, 2023. Revenues for the year ended December 31, 2024 consisted of $2,001,609 of rental income from the Company’s property and $21,089 of sales income from its foreign subsidiary.

Depreciation and amortization expense was $622,115 for the year ended December 31, 2024, compared to none for the year ended December 31, 2023, while general and administrative expenses were $5,166,171 for the year ended December 31, 2024 versus $1,178,513 for the year ended December 31, 2023, reflecting the operations of its real estate and operating subsidiaries. As a result, the Company reported a loss from operations of $3,765,588 for the year ended December 31, 2024, compared to a loss from operations of $1,178,513 for the year ended December 31, 2023.

Other income (expense), net, totaled income of $6,477,036 for the year ended December 31, 2024, compared to expense of $4,750,519 for the year ended December 31, 2023. The change was primarily due to a $7,701,334 gain for the year ended December 31, 2024 from the change in fair value of derivative warrant liabilities compared to a $4,693,000 loss for the year ended December 31, 2023, a $325,000 gain from the change in fair value of an equity forward for the year ended December 31, 2024 compared to a $325,000 loss for the year ended December 31, 2023, a $7,937,965 loss for the year ended December 31, 2024 from the change in fair value of an equity investment, $18,422 of unrealized gains on cash equivalents for the year ended December 31, 2024, $5,840,922 of interest income and realized gains on cash equivalents for the year ended December 31, 2024 compared to none for the year ended December 31, 2023, and $320,104 of interest income on Trust Account funds for the year ended December 31, 2024 compared to $267,481 for the year ended December 31, 2023, and $209,219 in government grants received for the year ended December 31, 2024 compared to none in the prior year.

Income before income taxes was $2,711,448 for the year ended December 31, 2024, compared to a loss of $5,929,032 for the year ended December 31, 2023. After recording income tax expense of $36,479 for the year ended December 31, 2024 and an expense of $65,469 for the year ended December 31, 2023, the Company reported net income of $2,674,969 for the year ended December 31, 2024, compared to a net loss of $5,994,501 for the year ended December 31, 2023.

Liquidity and Capital Resources

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

On March 1, 2023, nXgen agreed to loan the Company an aggregate of up to $250,000 for working capital purposes. The Company issued a promissory note to nXgen to evidence the loan. On November 2, 2023, the Company issued an amended and restated promissory note (the “Restated Note”) in the principal amount of up to $550,000 to nXgen. The Restated Note amended, restated, replaced and superseded that certain promissory note dated March 1, 2023, in the principal amount of $250,000. On March 25, 2024, the Company issued an amended and restated promissory note (the “Second Restated Note”) to nXgen. The Second Restated Note amended, restated, replaced and superseded the Restated Note to increase the principal amount available for borrowings thereunder from up to $550,000 to up to $900,000. The Second Restated Note did not bear interest, matured on the date of consummation of the Business Combination and was subject to customary events of default. The Second Restated Note was to be repaid only to the extent that the Company had funds available to it outside of its Trust Account established in connection with its Initial Public Offering. As of December 31, 2024, the Company had borrowed $900,000 under the Second Restated Note. As of the Closing Date, the Company satisfied and discharged its obligations under the Second Restated Note by repaying in full the principal amount to nXgen.

For the year ended December 31, 2024, net cash used in operating activities was $4,914,818, primarily reflecting adjustments for non-cash items such as general and administrative expenses, the change in fair value of derivative warrant liabilities, interest income earned on investments, and changes in working capital, including accrued expenses and income taxes payable. For the year ended December 31, 2023, net cash used in operating activities was $1,789,134, primarily due to general and administrative expenses and changes in working capital during the period.

For the year ended December 31, 2024, net cash used in investing activities was $55,111,773, which included the purchase of marketable securities, acquisition of businesses, and the purchase of an equity investment. For the year ended December 31, 2023, net cash provided by investing activities was $62,544,762, primarily from cash redeemed from the Trust Account.

For the year ended December 31, 2024, net cash provided by financing activities was $177,540,364, primarily due to proceeds from the issuance of convertible preferred stock. For the year ended December 31, 2023, net cash used in financing activities was $62,144,762, primarily due to the redemption of Class A Common Stock.

As of December 31, 2024, the Company had cash and cash equivalents of $117,521,935. As of December 31, 2023, the Company had cash of $8,162 and investments held in the Trust Account of $21,966,104.

On May 1, 2024, the Company completed its Asset Acquisition. In addition, on May 1, 2024, the Company completed the Equity Forward Transaction, resulting in cash proceeds to the Company aggregating approximately $200 million. In connection with the Transaction, the Company entered into the Seller Lease Agreement, which results in annual rental revenue of approximately $3 million.

Management determined that the Company’s sources of liquidity will be sufficient to meet the Company’s financing requirements for the one-year period from the issuance date of the December 31, 2024 financial statements through November 28, 2026.

Critical Accounting Policies and Estimates

The preparation of Consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies, except as described below.

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

Our Public and Private Placement Warrants meet the criteria as liability classified derivative instruments and are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the Consolidated Statements of Operations and Comprehensive Income (Loss). We will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the Private Placement Warrants. At that time, the portion of the liability related to the Private Placement Warrants will be reclassified to additional paid-in capital.

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

Business Combination

The Company accounts for business combinations in accordance with ASC 805, Business Combinations, allocating the purchase consideration to the identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill.

The fair value determinations involve significant judgment and the use of estimates, particularly for identifiable intangible assets such as non-compete agreements and regulatory authorizations. Valuations are developed using income and cost approaches that rely on assumptions regarding forecasted cash flows, growth rates, discount rates, and useful lives.

Because these estimates are inherently subjective and depend on forward-looking assumptions, changes in market conditions or revisions to key inputs could materially affect the allocation of purchase consideration, the amount of goodwill recognized, and subsequent amortization expense.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our Consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 8.Financial Statements and Supplementary Data

Our financial statements and notes thereto begin on page F-1.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, are recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, due to the material weaknesses we have identified in our internal control over financial reporting described in management’s report on internal controls over financial reporting set forth below, our disclosure controls and procedures were not effective.

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, and has evaluated such internal control using the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. Based on that assessment, management concluded that, due to the material weaknesses we have identified in our internal control over financial reporting described below, our internal control over financial reporting was not effective as of December 31, 2024.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Our management concluded that there were material weaknesses related to (i) our accounting for complex financial instruments, including debt, equity and derivative instruments, and non-recurring transactions, and (ii) insufficient qualified accounting personnel, accounting systems, segregation of duties and information technology controls. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our accounting for complex financial instruments and non-recurring transactions, and to enhance analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. We can offer no assurance that our remediation plan will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III

Item 10.Directors, Executive Officers and Corporate Governance

Officers and Directors

Our officers and directors are as follows:

Name	Age	Position
Charles W. Ergen	72	Chairman
Kyle Jason Kiser	61	Chief Executive Officer, Director
Gerald Gorman	70	Director
David K. Moskowitz	67	Director
Adrian Steckel	58	Director

Charles W. Ergen.   Mr. Ergen is our founder and has served as our Chairman since our formation, and serves as a Director on the Board of Directors of RED Technologies. He also serves as Chairman, President and Chief Executive Officer of EchoStar and has been Chairman of the board of directors of EchoStar since its formation. During the past five years, Mr. Ergen served as executive chairman and chairman of the board of directors of DISH and has held various executive officer and director positions with DISH and its subsidiaries including the position of Chief Executive Officer, which he held most recently from March 2015 to December 2017. During 1980, Mr. Ergen co-founded DISH with his future spouse, Cantey M. Ergen, and James DeFranco.

Kyle Jason Kiser.   Mr. Kiser has served as our Chief Executive Officer and Director since our formation, and serves as a Director on the Board of Directors of RED Technologies. He served as Treasurer of DISH from 2008 to 2023, and has been employed by entities owned or controlled by Mr. Ergen for over 35 years. Since joining EchoSphere Corporation (later DISH) in 1987, he has held various operational, managerial and financial positions.

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

David K. Moskowitz.   David K. Moskowitz, who has served as one of our Directors since October 2021, served as a director and senior advisor of DISH until April 2019. Prior to that, Mr. Moskowitz was an Executive Vice President as well as Secretary and General Counsel of DISH until 2007. He was elected to DISH’s Board in 1998. Mr. Moskowitz serves on the board of directors of several private companies and charitable organizations.

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

Any vacancy on the board of directors may be filled by a nominee chosen by a majority vote of the remaining directors then in office. Any or all of the directors may be removed from office at any time, but only for cause and by the affirmative vote of holders of not less than two-thirds of the voting power of all then outstanding shares of Class A Common Stock.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors. Our board of directors is authorized to appoint officers as it deems appropriate.

Director Independence

Our board has determined that Mr. Gorman, Mr. Moskowitz and Mr. Steckel are independent directors under applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Executive Officer and Director Compensation

See Item 11, “Executive Compensation” of this Annual Report.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Rule 10A-3 under the Exchange Act requires that the audit committee of a listed company be comprised solely of independent directors.

Audit Committee

The members of our audit committee are Mr. Gorman, who serves as chairman of the audit committee, Mr. Steckel and Mr. Moskowitz. Our board of directors determined that each member of the audit committee is independent under Rule 10A-3 under the Exchange Act. Our board of directors further determined that each such member is financially literate and Mr. Gorman qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Our Articles provide that the corporate opportunity doctrine does not apply to our directors or officers in circumstances where it would conflict with any fiduciary duties or contractual obligations they may have, and that we renounce any expectancy that our directors or officers will offer such a corporate opportunity to us, except if all of the following conditions are satisfied: (a) we have expressed an interest in the business opportunity as determined from time to time by our board of directors as evidenced by resolutions appearing in our minutes; (b) the opportunity relates to a line of business in which we are then directly engaged; (c) the director or officer is permitted to refer the opportunity to us without violating any legal obligation; and (d) in the case of a director or officer who, at the time the opportunity is presented, has a fiduciary relationship to EchoStar, and the opportunity relates to a line of business in which EchoStar and/or its affiliates, including DISH, is then engaged or has expressed an interest, the director or officer has first referred the opportunity to EchoStar, and that entity has declined to pursue the opportunity.

Notwithstanding the foregoing, we may pursue an affiliated joint acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation.

Our Articles also provide that we may enter into future transactions with DISH and EchoStar, including agreements not to compete and agreements causing each company’s directors and officers to allocate business opportunities between us, EchoStar and/or its affiliates, including DISH.

Potential investors should also be aware that our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and their other businesses. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

Limitation on Liability and Indemnification of Officers and Directors

Our bylaws provide, pursuant to the authority in our Articles, that our officers and directors will be indemnified by us to the fullest extent permitted by Nevada law, as it may be amended from time to time. In addition, our Articles eliminate the liability of our officers and directors to the fullest extent permitted by Nevada law. Nevada law provides that our directors and officers will not be individually liable to us, our stockholders or our creditors for any damages for any act or failure to act in the capacity of a director or officer other than in circumstances where both (i) the presumption that the director or officer acted in good faith, on an informed basis and with a view to the interests of the corporation has been rebutted, and (ii) the act or failure to act of the director or officer is proven to have been a breach of his or her fiduciary duties as a director or officer and such breach is proven to have involved intentional misconduct, fraud or a knowing violation of law.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our Articles and bylaws. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Nevada law would permit such indemnification.

The Company may also purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Except with respect to any public shares they may acquire, our officers and directors agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account, and not to seek recourse against the Trust Account for any reason whatsoever, including with respect to such indemnification.

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

Insider Trading Policy

Our Board of Directors has adopted the CONX Corp. Insider Trading Policy which governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, or by CONX Corp. itself. The policy has been reasonably designed to promote compliance with insider trading laws, rules and regulations.

Item 11.Executive Compensation

The following sets forth the compensation of our Chief Executive Officer during fiscal 2024. No other persons served as executive officers during the Company’s fiscal year ended December 31, 2024. The amounts shown represent what was earned in the Company’s fiscal year ended December 31, 2024.

2024 SUMMARY COMPENSATION TABLE

Nonqualified
						Non-equity	deferred
				Stock	Option	incentive plan	compensation	All other
		Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
Name and principal position	Year	($)(1)	($)	($)	($)	($)	($)	($)	($)
Kyle Jason Kiser CEO, President & Director	2024	62,000	0	0	0	0	0	0	62,000
(1)	The amount in this column reflects the annual cash retainer and meeting fees in respect of Mr. Kiser’s service as a director for the year ended December 31, 2024 that were awarded in 2025. Mr. Kiser did not receive compensation during the period reported in connection with his role as Chief Executive Officer.

Description of Compensation Arrangements

Mr. Kiser is compensated in accordance with the Company’s Director Compensation Program, which is described below under “Director Compensation Program”.

2024 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There were no outstanding equity awards for the year ended December 31, 2024.

Termination Arrangements

The Company does not maintain any employee benefit plans, including those that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement. The Company did not have any contracts or agreements that provide for payments to Mr. Kiser at, following, or in connection with his resignation, retirement or other termination of service or a change in control in 2024. The award agreement for the stock option granted to Mr. Kiser on April 1, 2025 provides for continued exercisability following certain terminations of his service. In the event Mr. Kiser ceases to be a director of the Company for any reason other than his death or disability, the option will remain exercisable until the earlier of a period of three months or the expiration date of the option. In the event of Mr. Kiser’s death or disability, the option will remain exercisable until the earlier of a period of twelve months or the expiration date of the option.

Director Compensation

The following table sets forth the cash and noncash compensation earned by each of our directors for the fiscal year ended December 31, 2024 other than for Mr. Kiser, who served as our Chief Executive Officer and whose compensation is reported in the Summary Compensation Table above.

2024 DIRECTOR COMPENSATION

	Fees Earned
	or Paid in	Option
	Cash	Awards
Name	($)(1)	($) (2)
Charles W. Ergen	60,000	0
Kyle Jason Kiser (3)	62,000	0
Gerald Gorman	77,500	4,190
David K. Moskowitz	72,500	4,190
Adrian Steckel	73,000	4,190
(1)	Includes the annual cash retainer and meeting fees. For Mr. Ergen, reflects the annual cash retainer and meeting fees in respect of his service in 2024 that was awarded in 2025. In addition, for Messrs. Gorman and Steckel includes the annual cash retainer for a committee chair.
(2)	The amounts reported in the “Option Awards” column reflect the aggregate grant date fair values in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 14 to this 10-K. Pursuant to our Amended and Restated 2024 Director Stock Incentive Plan (the “2024 Plan”), each of Messrs. Gorman, Moskowitz and Steckel were granted an option to acquire 5,000 shares of Class A Common Stock at an exercise price of $1.46 per share on December 31, 2024. All of these options were 100% vested upon issuance. The aggregate number of stock awards and option awards outstanding as of December 31, 2024, for each of Messrs. Gorman, Moskowitz and Steckel were the options granted on December 31, 2024 described above.
(3)	Amounts in this row reflect Mr. Kiser’s annual cash retainer and meeting fees in respect of his service on the Board of Directors in 2024 that was awarded in 2025. These amounts are also set forth above in the Summary Compensation Table.

Director Compensation Program

In November 2024, the Company introduced a compensation program for its non-employee directors. Each of Mr. Gorman, Mr. Moskowitz, and Mr. Steckel were compensated under this program for their respective service during 2024.

In February 2025, the Board, including a majority of the independent directors, determined to provide a compensation program for all of its directors, including directors who are not non-employee directors and certain directors of subsidiaries of the Company, in order to attract, motivate and retain qualified individuals and align their interests with those of the Company’s stockholders.

Messrs. Ergen and Kiser served on the Board for the whole of fiscal year 2024 without compensation. In February 2025, the Board, including a majority of the independent directors, approved cash compensation for Messrs. Ergen and Kiser for their service in 2024 consistent with the cash compensation provided to the non-employee directors in 2024 and approved the grant to each of Messrs. Ergen and Kiser, effective April 1, 2025, of a fully vested option to acquire 5,000 shares of Class A Common Stock at an exercise price of $1.52 per share under the 2024 Plan in respect of their service in 2024.

The Director Compensation Program is described below:

Initial Option Grant

Upon initial election or appointment to the Board of Directors or the board of directors of a subsidiary of CONX, a director will be granted a fully vested option to acquire 10,000 shares of Class A Common Stock with a grant date on the first day of the calendar quarter following the quarter in which such person initially is elected or appointed to such board of directors.

Annual Cash Retainer – Director

Each director will receive an annual cash retainer of $60,000, which is paid in equal quarterly installments, provided such person is a member of the Board of Directors or the board of directors of a subsidiary of CONX on the last day of the applicable calendar quarter.

Annual Cash Retainer – Committee Chair

Any director who is the chair of a committee of the Board of Directors will receive a $5,000 annual cash retainer, which is paid in equal quarterly installments, provided such person is the chair of the committee on the last day of the applicable calendar quarter

Meeting Fee

Directors will also receive a $1,000 cash payment for each meeting attended in person and a $500 cash payment for each meeting attended remotely, provided that, if there is more than one meeting of the Board of Directors, its committees or the board of directors of a subsidiary of CONX on the same day, then the applicable director is only entitled to receive compensation for attendance at a single meeting.

Discretionary Equity-Based Award Grants

Directors may receive discretionary grants of options to acquire shares of Class A Common Stock or other equity-based awards annually. There is a current expectation to typically grant each continuing director an option to acquire 5,000 shares of Class A Common Stock each year that is 100% vested upon grant and has a term of five years.

Expense Reimbursement

Directors will also receive reimbursement, in full, of: (i) reasonable travel expenses related to attendance at all meetings of the Board of Directors, its committees and the board of directors of a subsidiary of CONX; and (ii) reasonable expenses related to educational activities undertaken in connection with service on the Board of Directors, its committees and the board of directors of a subsidiary of CONX.

Policies And Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

The following is a discussion of the Company’s equity award grant practices in relation to the disclosure of material nonpublic information, as required by Item 402(x) of Regulation S-K. Other than the Initial Option Grant, which is granted on the first day of the calendar quarter following the quarter in which such person initially is elected or appointed, as described above under “Director Compensation Program”, equity awards are discretionary. The Board did not take material nonpublic information into account when determining the timing and terms of the stock option grants on December 31, 2024 and April 1, 2025. The December 31, 2024 grant was made on the last day of the calendar quarter in which the Board approved the grant, and the April 1, 2025 grant was made on the first day of the calendar quarter following the quarter the Board approved the grant.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of November 28, 2025 based on information obtained from the persons named below and filings on Schedules 13D or 13G made with the SEC, with respect to the beneficial ownership of shares of our common stock, by:

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

The beneficial ownership of shares of the Company’s common stock is based on 18,928,585 shares of Class A Common Stock issued and outstanding as of November 28, 2025, and (i) with respect to Charles W. Ergen, nXgen and all directors and executive officers as a group, 30,311,918 shares of Class A Common Stock, giving effect to the exercise of (A) 11,333,333 Private Placement Warrants to purchase shares of Class A Common Stock and (B) 50,000 stock options to purchase shares of Class A Common Stock awarded under the 2024 Plan, and (ii) with respect to the Trust, 36,319,885 shares of Class A Common Stock, giving effect to the conversion of 17,391,300 shares of Preferred Stock into shares of Class A Common Stock.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC.

	Number of Shares of
	Class A Common Stock	Percentage
Name and Address(1)	Beneficially Owned	of Class(2)
nXgen Opportunities, LLC(3)(4)	30,083,333	99.25%
Charles W. Ergen(3)(4)	30,093,333	99.28%
Ranch Legacy Trust(5)	17,391,300	47.88%
Jason Kiser(3)	10,000	*
Gerald Gorman	20,000	*
David K. Moskowitz	20,000	*
Adrian Steckel	20,000	*
All directors and executive officers as a group (five individuals)	30,163,333	99.51%

*Less than one percent

(1)	Unless otherwise indicated, the business address of each of the persons referenced herein is 5701 S. Santa Fe Dr. Littleton, CO 80120.
(2)	Describes the ownership percentage of shares beneficially owned by each beneficial owner. The calculation assumes the exercise or conversion only of the securities beneficially owned by the applicable beneficial owner into shares of Class A Common Stock held by the applicable beneficial owner that are either currently convertible or exercisable, or may become convertible or exercisable within 60 days after, the date hereof.
(3)	nXgen is the record holder of the securities reported herein. Charles W. Ergen controls nXgen. Mr. Ergen has a 90% economic interest in nXgen and our Chief Executive Officer, Jason Kiser, has a 10% economic interest in, but no beneficial ownership over any securities owned by, nXgen. Mr. Ergen disclaims beneficial ownership over any securities owned by nXgen other than to the extent of his pecuniary interest therein.
(4)	The shares reported herein give effect to the exercise of 11,333,333 Private Placement Warrants to purchase one share of Class A Common Stock each at a price of $11.50 per share, subject to adjustment, exercisable 30 days after the Closing, which warrants expire five years after the Closing or earlier upon redemption or liquidation. The beneficial ownership of shares of Class A Common Stock excludes 17,391,300 shares of Class A Common Stock issuable upon conversion of the Preferred Stock held by the Trust (as defined below) established for the benefit of Mr. Ergen’s family.
(5)	The shares reported herein give effect to 17,391,300 shares of Class A Common Stock issuable upon conversion of the Preferred Stock. Pursuant to the Certificate of Designation, on the tenth trading day following the date on which the volume-weighted average price for the Company’s common stock over any twenty trading days within any preceding thirty consecutive trading day period is greater than or equal to $11.50, each share of Preferred Stock will mandatorily be converted into one share of Class A Common Stock, subject to certain limitations and customary adjustments for stock dividends, stock splits and similar corporate actions. The securities are held directly by the Ranch Legacy Trust (the “Trust”). Centennial Fiduciary Management LLC (the “Trustee”) is the trustee of the Trust and Robert J. Hooke is the trust officer of the Trustee. Each such person may be deemed to have beneficial ownership of the shares solely by virtue of its position as trustee of the Trust or trust officer of the Trustee, respectively, and disclaims beneficial ownership over any securities owned by the Trust other than to the extent of its pecuniary interest therein. The business address of the Trust is 1623 Central Ave., Suite 2014, Cheyenne, WY 82001.

Changes in Control.

Not applicable.

Equity Compensation Plan Information.

The following table summarizes our equity compensation plan information as of December 31, 2024:

Number of Securities
Remaining Available
for Future Issuance
Under Equity
	Number of Securities to		Weighted-average		Compensation Plans
	Be Issued Upon		Exercise Price of		(excluding securities
	Exercise of		Outstanding		reflected in column
	Outstanding Options		Options		(a))
Plan Category	(a)		(b)		(c)
Equity Compensation Plans Approved by Security Holders	—		—		—
Equity Compensation Plans Not Approved by Security Holders	15,000	(1)	1.46	(2)	135,000
(1)	Represents shares of Class A Common Stock underlying stock options held by Messrs. Gorman, Moskowitz and Steckel awarded under the 2024 Plan.
(2)	Represents the weighted-average exercise price of stock options outstanding under the 2024 Plan.

Item 13.Certain Relationships and Related Transactions, and Director Independence

Founder Shares

On March 25, 2024, the Company waived the lock-up restrictions set forth in Section 7(a) of that certain letter agreement among the Company, nXgen, and the other initial stockholders with respect to 9,375,000 founder shares held by nXgen, which allows nXgen to transfer any or all of such shares without regard to such restrictions after the completion of our Business Combination, subject to restrictions under applicable securities laws. As of the date of this Annual Report, all lock-up restrictions have lapsed.

On October 29, 2020, nXgen entered into a registration and stockholders’ rights agreement (the “Registration Rights Agreement”) pursuant to which nXgen is entitled to nominate three individuals for appointment to our board of directors, as long as nXgen holds any securities covered by the Registration Rights Agreement, and which entitles nXgen to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements. The Registration Rights Agreement does not provide for any maximum cash penalties nor any penalties connected with delays in registering the shares of Class A Common Stock.

Equity Forward Transaction

On November 1, 2023, CONX entered into the Subscription Agreement with our Founder. Pursuant to the Subscription Agreement, our Founder or an affiliate (the “Subscriber”), agreed, subject to the closing of CONX’s initial business combination, to purchase, and CONX agreed to issue and sell to the Subscriber, 17,391,300 shares of the Company’s Preferred Stock, par value $0.0001 per share, at an aggregate purchase price of approximately $200 million, or $11.50 per share.

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

On May 1, 2024, the Company completed the Equity Forward Transaction pursuant to the terms of the Subscription Agreement. Prior to May 1, 2024, our Founder assigned the Subscription Agreement in accordance with its terms to the Trust. On May 1, 2024, the Company issued and sold to the Trust 17,391,300 shares of Preferred Stock, at an aggregate purchase price of approximately $200 million, or $11.50 per share.

Working Capital and Extension Loans

On March 25, 2024, we issued an amended and restated promissory note (the “Second Restated Note”) in the principal amount of up to $900,000 to nXgen. As of May 1, 2024, we satisfied and discharged its obligations under the Second Restated Note by repaying in full the principal amount of $900,000 to nXgen.

Our founder and Chairman, Mr. Ergen, through his interest in nXgen, is the 99.3% controlling shareholder of our Class A Common Stock. Mr. Ergen is also the Chairman, President, Chief Executive Officer and 86.8% controlling shareholder of EchoStar.

Acquisitions

On May 1, 2024, the Company completed its previously announced purchase from Seller, a subsidiary of EchoStar, of the Property in Littleton, Colorado, comprising the corporate headquarters of DISH Wireless, for a purchase price of $26.75 million (the “Transaction”), pursuant to the terms of Purchase Agreement, by and between the Company and Seller. The Transaction constituted the Company’s “Business Combination”, as that term is defined in the Company’s Articles.

On May 1, 2024, the Company and Seller entered into the Seller Lease Agreement, pursuant to which Seller leased the Property from the Company. The Seller Lease Agreement is a “triple-net” lease. The Seller Lease Agreement provides for (i) an initial term of approximately 10 years, (ii) a base rent payable during the first year of the initial term of $228,500 per month, which will escalate annually at a rate of two percent per annum, (iii) a monthly additional rent payment, which is estimated for each calendar year and paid in equal monthly installments, which represents Seller’s proportionate share of the operating expenses of the Property, and (iv) two five-year renewal options for Seller, with the base rent upon a renewal to be revised to fair market value and subject to the same annual escalation terms. All of Seller’s obligations under the Seller Lease Agreement are guaranteed by DISH, an affiliate of Seller.

DISH, which is the guarantor under the Seller Lease Agreement, files annual, quarterly and current reports with the SEC. Such reports include the audited financial statements of DISH. DISH’s publicly available filings can be found on the SEC’s website at www.sec.gov and on EchoStar’s website at https://ir.echostar.com/financial-information/sec-filings. Neither DISH’s nor EchoStar’s filings or the other information contained on EchoStar’s website are incorporated by reference herein.

PIPE Investment

On November 12, 2024, we and certain other investors completed the purchase from EchoStar of an aggregate of 14.265 million shares of EchoStar’s Class A common stock, par value $0.01 per share, at a purchase price of $28.04 per share. We purchased 1,551,355 shares for an aggregate purchase price of $43.5 million. We paid for the purchase price with cash on hand.

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

Director Independence

A majority of our board of directors is comprised of independent directors. Our board has determined that Mr. Gorman, Mr. Moskowitz and Mr. Steckel are independent directors under applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.Principal Accounting Fees and Services

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC, or Withum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Form 10-K for the respective periods and other required filings with the SEC for the years ended December 31, 2023 and December 31, 2024 totaled $122,200 and $148,963, respectively. The above amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards for the years ended December 31, 2023 and December 31, 2024.

Tax Fees. We did not pay Withum for tax planning and tax advice for the years ended December 31, 2023 and December 31, 2024.

All Other Fees. We did not pay Withum for other services for the years ended December 31, 2023 and December 31, 2024.]

Pre-Approval Policy

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

Exhibit Index

Exhibit Number	Description
2.1

Purchase and Sale Agreement, dated March 10, 2024, by and between CONX Corp. and EchoStar Real Estate Holding L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 11, 2024).

2.2

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
3.3

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

10.5	Subscription Agreement, dated November 1, 2023. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8 - K filed on November 1, 2023)
10.6

Waiver Agreement, dated March 25, 2024, by and between the Company and nXgen Opportunities, LLC (incorporated by reference to Exhibit (d)(16) to the Company’s Schedule TO, filed with the SEC on April 1, 2024).

10.7	Amendment No.1 to Subscription Agreement, dated March 25, 2024 (incorporated by reference to Exhibit (d)(15) to the Company’s Schedule TO, filed with the SEC on April 1, 2024).
10.8	Form of PIPE Subscription Agreement (filed as Exhibit 10.4 to EchoStar Corporation’s Current Report on Form 8-K, filed on September 30, 2024, and incorporated herein by reference).
10.9	Director Compensation Program (filed as Exhibit 10.2 to CONX Corp’s Quarterly Report on Form 10-Q, filed with the SEC on March 4, 2025).
10.10	Amended and Restated 2024 Director Stock Incentive Plan (filed as Exhibit 10.3 to CONX Corp’s Quarterly Report on Form 10-Q, filed with the SEC on March 4, 2025).
10.11	Form of Director Stock Option Agreement (filed as Exhibit 10.4 to CONX Corp’s Quarterly Report on Form 10-Q, filed with the SEC on March 4, 2025).
10.12

Seller Lease Agreement, dated as of May 1, 2024, by and between CONX Corp. and EchoStar Real Estate Holding L.L.C. (filed as Exhibit 10.3 to CONX Corp.’s Current Report on Form 8-K, filed with the SEC on May 2, 2024, and incorporated herein by reference).

19.1	CONX Corp. Insider Trading Policy
21.1	List of Subsidiaries
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

CONX Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CONX Corp. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ deficit, and cash flows for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Business Combination

Critical Audit Matter Description

As described in Note 5 to the consolidated financial statements, during the year ended December 31, 2024, the Company completed its acquisition of Red Technologies SAS for a total purchase price of $16.2 million, which was accounted for as a business combination.

Auditing the Company’s accounting for its acquisition of Red Technologies SAS was complex due to the significant estimation uncertainty in determining the fair value of purchased technology and judgment involved in applying the acquisition method of accounting to specific facts and circumstances of the acquisition. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired business. The significant assumptions used to estimate the fair values of the intangible assets based on forecasted results included revenue growth rates and operating margins. Each of these assumptions was subjective and involved significant judgment as they are forward looking and could be affected by future economic and market conditions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting for business combination included the following, among others:

•

We obtained an understanding of the design and implementation of the Company’s controls over its accounting for acquisitions, such as controls over the application of acquisition accounting, and the measurement of intangible assets, including the underlying assumptions used to develop such estimates, and application of the acquisition method of accounting to specific facts and circumstances of the acquisition.

•	We obtained and read the purchase agreements and board minutes.

•	To test the estimated fair value of the intangible assets, we performed the following substantive audit procedures:

•	Evaluated the Company’s selection of valuation methodologies with the assistance of our valuation specialists and application of acquisition accounting,

•	Evaluated and tested the significant assumptions used by the Company to develop the forecasted revenue growth rates and operating margins.

•	Compared the significant assumptions to current industry, market and economic trends, and tested the completeness and accuracy of the underlying data used by management in the valuation.

We have served as the Company’s auditor since 2020.

/s/ WithumSmith+Brown, PC

Irvine, California

November 28, 2025

PCAOB ID Number 100

CONX CORP.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2024	2023
Assets
Current Assets:
Cash and cash equivalents	117,521,935	8,162
Available for sale debt securities (amortized cost $2,488,518; allowance $0)	2,488,000	—
Accounts receivable	6,211	—
Prepaid expenses and current assets	374,861	9,166
Rent receivable	173,609	—
Total Current Assets	120,564,616	17,328
Cash held in trust account	—	21,966,104
Fixed assets, net	22,753,023	—
Goodwill	13,611,688	—
Intangible assets, net	4,500,000	—
Equity investments at fair value - EchoStar Holdings	35,562,030	—
Deferred tax asset	1,038,952	—
Total Assets	198,030,309	21,983,432
Liabilities, Class A Common Stock Subject To Redemption, And Stockholders’ Deficit
Current Liabilities:
Accounts payable	920,895	76,826
Accrued expenses and other current liabilities	165,129	1,167,011
Deferred income	228,500	—
Working capital loan - related party	—	400,000
Extension notes - related party	—	1,708,426
Current portion of long-term debt	67,500	—
Excise tax payable	—	639,193
Total Current Liabilities	1,382,024	3,991,456
Deferred legal fees	—	275,000
Deferred underwriting fee payable	—	26,250,000
Contingent consideration – non-current	5,309,130	—
Security deposit	228,500	—
Equity forward liability	—	325,000
Long term debt	530,752	—
Convertible preferred stock liability	199,999,950	—
Deferred tax liability	2,175,234	—
Derivative warrant liabilities	1,504,166	9,205,500
Total Liabilities	211,129,756	40,046,956
COMMITMENTS AND CONTINGENCIES:
Class A common stock subject to possible redemption, 0 shares outstanding at December 31, 2024 and 2,090,269 shares at redemption value of $10.51 per share at December 31, 2023	—	21,966,104
Stockholders’ Equity:
Class A common stock, $0.0001 par value, 500,000,000 shares authorized; 18,943,585 shares issued and outstanding at December 31, 2024 and 30,000 shares issued and outstanding at December 31, 2023	1,893	3
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2024 and 18,750,000 shares issued and outstanding at December 31, 2023	—	1,875
Additional paid-in capital	12,570	—
Other comprehensive income	12,814	—
Accumulated deficit	(13,126,724)	(40,031,506)
Total Stockholders’ Deficit	(13,099,447)	(40,029,628)
Total Liabilities, Class A Common Stock Subject to Redemption, and Stockholders’ Deficit	198,030,309	21,983,432

The accompanying notes are an integral part of the consolidated financial statements.

CONX CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Year Ended
	December 31,
	2024	2023
Rental income	$2,001,609	$—
Sales income	21,089	—
Total Income	2,022,698	—
Depreciation and amortization expense	622,115	—
General and administrative expenses	5,166,171	1,178,513
Loss from operations	(3,765,588)	(1,178,513)
Change in fair value of equity forward	325,000	(325,000)
Change in fair value of derivative warrant liabilities	7,701,334	(4,693,000)
Change in fair value of equity investment	(7,937,965)	—
Interest income, unrealized and realized gain on cash or cash equivalents held in investment account	5,859,344	—
Interest income on cash or investments held in Trust Account	320,104	267,481
Government grant received	209,219	—
Total other income (expense), net	6,477,036	(4,750,519)
Income (loss) before income tax expense	2,711,448	(5,929,032)
Income tax expense	36,479	65,469
Net Income (loss)	$2,674,969	(5,994,501)
Other comprehensive loss
Unrealized gain (loss) on available-for- sale securities	518	—
Foreign currency translation adjustment	12,296	—
Comprehensive income (loss)	$2,687,783	(5,994,501)
Weighted average shares used in computing net income (loss) per common share
Class A - Common stock (Basic)	13,398,468	5,047,364
Class A - Common stock (Diluted)	25,024,433	5,047,364
Class B - Common stock (Basic & Diluted)	6,215,753	18,750,000
Basic net income (loss) per common share
Class A - Common stock	0.14	(0.25)
Class B - Common stock	0.14	(0.25)
Diluted net income (loss) per common share
Class A - Common Stock	0.07	(0.25)
Class B - Common Stock	0.14	(0.25)

The accompanying notes are an integral part of the consolidated financial statements.

CONX CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

					Additional		Other
	Class A		Class B		Paid-in	Accumulated	Comprehensive	Total CONX Corp
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Stockholders’ Deficit
Balance-January 1, 2023	30,000	$3	18,750,000	$1,875	$—	$(31,755,841)	—	$(31,753,963)
Accretion adjustment	—	—	—	—	—	(1,641,971)	—	(1,641,971)
Excise tax imposed on common stock redemption	—	—	—	—	—	(639,193)	—	(639,193)
Net loss	—	—	—	—	—	(5,994,501)	—	(5,994,501)
Balance—December 31, 2023	30,000	3	18,750,000	1,875	—	(40,031,506)	—	(40,029,628)
Accretion Adjustment	—	—	—	—	—	(175,154)	—	(175,154)
Deferred underwriting fee	—	—	—	—	—	26,250,000	—	26,250,000
Class A Shares for Public Shareholders	148,585	15	—	—	—	1,561,598	—	1,561,613
Carry value and purchase price variance	—	—	—	—	—	(3,406,631)	—	(3,406,631)
Stock Compensation Expense	—	—	—	—	12,570	—	—	12,570
Additional Paid in Capital Conversion of Class B Common Stock	18,750,000	1,875	(18,750,000)	(1,875)	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	12,814	12,814
Net Income (Loss)	—	—	—	—	—	2,674,969	—	2,674,969
Balance-December 31, 2024	18,928,585	$1,893	—	$—	$12,570	$(13,126,724)	12,814	$(13,099,447)

The accompanying notes are an integral part of the consolidated financial statements.

CONX CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2024	2023
Cash flows from Operating Activities:
Net income (loss)	$2,674,969	$(5,994,501)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	622,115	—
Interest earned on cash or investments held in Trust Account	(320,104)	(267,481)
Interest income on cash or cash equivalents held in investment account	(5,840,922)	—
Change in fair value of derivative warrant liabilities	(7,701,334)	4,693,000
Change in fair value of equity forward liability	(325,000)	325,000
Unrealized foreign exchange gains/losses	6,348	—
Unrealized gain on marketable securities	(18,422)	—
Change in fair value of equity investment	7,937,965	—
Stock compensation expense	12,570	—
Changes in operating assets and liabilities:
Accounts Receivable	174,805	—
Prepaid expenses and current assets	(365,695)	13,938
Rent Receivable	(173,609)	—
Accounts payable	536,589	57,714
Accrued expenses and other current liabilities	(1,460,682)	521,700
Deferred Income	228,500	—
Deferred Legal Fees	(275,000)	—
Excise Tax Payable	(639,193)	(1,138,504)
Deferred income taxes	11,282	—
Net cash used in operating activities	$(4,914,818)	$(1,789,134)

Investing Activities
Cash distributed from trust account	22,286,208	63,919,253
Cash contributed to trust account	—	(1,374,491)
Purchase of common controlled Building and Land	(26,750,000)	—
Purchase of Fixed Assets	(4,220)	—
Purchase of available for sale debt securities	(2,494,968)	—
Acquisition of business, net of cash acquired	(10,515,111)	—
Purchase of Equity Investment, EchoStar Holdings	(43,499,995)	—
Sale of marketable securities	5,866,313	—
Net cash (used in) provided by investing activities	$(55,111,773)	$62,544,762

Financing Activities
Redemption of Class A common stock	(20,579,660)	(63,919,253)
Proceeds from Issuance of Convertible Preferred Stock	199,999,950	—
Proceeds from Extension Note	—	1,374,491
Security Deposit received	228,500	—
Repayment of Extension Note	(1,708,426)	—
Proceeds from Working Capital Loan	500,000	400,000
Repayment of Working Capital Loan	(900,000)	—
Net cash provided by (used in) financing activities	$177,540,364	$(62,144,762)

Net change in cash and Cash Equivalents	$117,513,773	$(1,389,134)
Cash and Cash Equivalents—beginning of the period	$8,162	$1,397,296
Cash and Cash Equivalents—end of the period	$117,521,935	$8,162
Supplement Cash Flow Information
Cash paid for income taxes	$80,550	$1,190,035
Excise tax liability accrued for common stock redemptions	$—	$639,193

The accompanying notes are an integral part of the consolidated financial statements.

CONX CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Organization, Business Operations and Basis of Presentation

Unless the context otherwise requires, throughout this Annual Report on Form 10-K, the words “CONX” “CNXX,” “CONX Corp,” “we,” “us,” the “registrant” or the “Company” refer to CONX Corp. and its subsidiaries (as applicable).

CONX Corp. (the “Company” or “we,” “our” or “us”) was incorporated in Nevada on August 26, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or assets. The Company completed an asset acquisition, which, while meeting the definition of a “Business Combination” under the Company’s Articles, was accounted for as an asset acquisition for accounting purposes on May 1, 2024. Subsequent to the closing of the Business Combination, the Company has derived revenues primarily from rent received from our operation of real estate property. On December 2, 2024, the Company completed the acquisition of a controlling interest in Red Technologies SAS and anticipates to grow through further acquisition opportunities, including, but not limited to, disruptive technologies and additional infrastructure assets.

On October 15, 2024, the Company formed two wholly owned subsidiaries, CONX Tech, LLC (“CONX Tech”) and RED Tech US, LLC (“RED US”), under the laws of Colorado. RED US was formed to hold the investment in RED Technologies SAS as discussed below. CONX Tech was formed to support the Company’s investment in RED US and any potential future holdings in other technology companies.

On November 15, 2024, the Company formed a wholly owned subsidiary, CONX Properties, LLC, under the laws of Colorado (“CONX Properties”). The subsidiary was established to hold and manage all real estate holdings of the Company. On December 20, 2024, CONX Properties assumed the lease and was assigned the deed of the commercial real estate Property in Littleton, Colorado, described below, from CONX Corp.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accounts of the newly formed subsidiaries have been included in the consolidated financial statements since their respective dates of formation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Prior to the completion of the asset acquisition, the Company had not yet commenced operations. All activity for the period from August 26, 2020 (inception) through May 1, 2024 related to the Company’s initial public offering and subsequent search for a potential Business Combination target. The Company did not generate any operating revenues until after the completion of its initial Business Combination.

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

On March 22, 2024, the Company received a letter from Deutsche Bank Securities Inc. (“DBSI”) whereby DBSI agreed to waive, in connection with the Business Combination, its entitlement to any portion of the deferred underwriting fee due to it pursuant to that certain underwriting agreement, dated October 29, 2020, entered into in connection with the Initial Public Offering by and between the Company and DBSI. Furthermore, DBSI disclaimed any responsibility for any portion of any registration statement or proxy statement, as applicable, that may be filed by the Company or any of its affiliates in connection with the Transaction. In connection with this, the Company reclassified the deferred underwriting fee of $26,250,000 to accumulated deficit.

On March 25, 2024, the Company waived the lock-up restrictions set forth in Section 7(a) of that certain letter agreement among the Company, nXgen, and the other initial stockholders with respect to 9,375,000 Founder Shares held by nXgen, which will allow nXgen to transfer any or all of such shares without regard to such restrictions after the completion of our initial business combination, subject to restrictions under applicable securities laws. As of the date of this Annual Report, all lock-up restrictions have lapsed.

On May 1, 2024, the Company completed the Transaction pursuant to the terms of the Purchase Agreement. The Transaction constitutes the Company’s “Business Combination”, as that term is defined in our Articles, as amended from time to time (“the Articles”).

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

In connection with the consummation of the Transaction, the Company provided all holders of shares of its Class A common stock, par value of $0.0001 per share, purchased in the Company’s Initial Public Offering, the opportunity to have such shares redeemed pursuant to, and subject to the limitations of, the provisions of the Articles. The per-share amount distributed to public stockholders who redeemed their Public Shares was not reduced by any deferred underwriting commissions (as discussed in Note 8). In accordance with Accounting Standards Codification (“ASC”) 480-10-S99, “Distinguishing Liabilities From Equity”, redemption provisions not solely within the control of the Company require common stock subject to possible redemption to be classified outside of permanent equity. Because a stockholder vote was not required by law and the Company did not hold a stockholder vote for business or other legal reasons, the Company, pursuant to its Articles, conducted the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and filed tender offer documents with the SEC prior to completing a Business Combination. The Company’s initial stockholders and independent directors agreed to waive their redemption rights with respect to their Founder Shares, the Independent Director Shares and Public Shares in connection with the completion of a Business Combination.

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

PIPE Investment

On September 30, 2024, the Company and certain other investors (such investors together with the Company, the “PIPE Investors”) entered into subscription agreements (the “PIPE Subscription Agreements”) with EchoStar, pursuant to which the PIPE Investors agreed, subject to the terms and conditions set forth therein, to purchase from EchoStar an aggregate of 14.265 million shares of EchoStar’s Class A common stock, par value $0.01 per share, at a purchase price of $28.04 per share, for an aggregate cash purchase price of approximately $400 million (such investment, the “PIPE Investment”). The portion of the PIPE Investment represented by the Company’s PIPE Subscription Agreement represented an agreement to purchase from EchoStar an aggregate of 1,551,355 shares of EchoStar’s Class A common stock for an aggregate cash purchase price of approximately $43.5 million.

On November 12, 2024, we and certain other investors completed the purchase from EchoStar of an aggregate of 14.265 million shares of EchoStar’s Class A common stock, par value $0.01 per share, at a purchase price of $28.04 per share. We purchased 1,551,355 shares for an aggregate purchase price of $43.5 million. We paid for the purchase price with cash on hand.

RED Tech Acquisition

On December 5, 2024, we completed the purchase of a majority equity interest in Red Technologies SAS, a société par actions simplifiée organized under the laws of France, through our wholly-owned subsidiary, RED US, for a maximum purchase price of $10.6 million in cash, subject to certain adjustments. Established in 2012 and headquartered in Paris, RED Technologies specializes in spectrum-sharing technologies and services. The company offers scalable, cloud-based solutions for Citizens Broadband Radio Service (CBRS) and Television White Space (TVWS), catering to operators across various sectors, and provides operated 5G connectivity solutions for companies aiming to modernize their communications infrastructure in the U.S. and European markets. Refer to Note 5 for more details.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), expressed in U.S. dollars. The accompanying consolidated financial statements reflect all adjustments including normal recurring adjustments, as well as elimination of intercompany accounts, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with U.S. GAAP. References to U.S. GAAP issued by the Financial Accounting Standards Board’s (“FASB”) in these accompanying notes to the consolidated financial statements are to the FASB Accounting Standards Codification (“ASC”).

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

Debt and Equity Securities

The Company accounts for its investments in accordance with ASC 320, Investments - Debt Securities, ASC 326 - 30, Financial Instruments - Credit Losses - Available - for - Sale Debt Securities, and ASC 321, Investments - Equity Securities. Securities with original maturities of three months or less at the date of purchase are classified as cash equivalents. All other debt and equity securities are classified as available - for - sale and are carried at fair value as of each balance sheet date.

Unrealized gains and losses on available - for - sale securities are recorded in other comprehensive income (loss), net of applicable income taxes, until realized. Realized gains and losses are recognized in other income (expense), net in the consolidated statements of operations when the securities are sold or otherwise disposed of.

The Company evaluates its available - for - sale securities for other - than - temporary impairment at each reporting date. In making this assessment, management considers the duration and severity of any decline in fair value, the financial condition and near - term prospects of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting, in accordance with ASC 805. The identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree are recognized at their fair values on the acquisition date. The excess of the consideration transferred over the fair value of net assets acquired is recorded as Goodwill. Acquisition - related costs are expensed as incurred and are included in other expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Intangible Assets

Intangible assets consist primarily of acquired developed technologies, customer relationships, trademarks, and trade names. Finite - lived intangible assets are amortized over their estimated useful lives on a straight - line basis. Amortization expense is included in General and Administrative Expenses, as appropriate. Indefinite - lived intangible assets are not amortized but are tested annually for impairment or more frequently if events or changes in circumstances indicate the asset might be impaired.

Impairment of Long-Lived Assets

In accordance with ASC 360, the Company reviews long - lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability is assessed by comparing the carrying value to the undiscounted future cash flows the asset is expected to generate. If the carrying amount exceeds undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and the asset’s fair value.

Research and Development Tax Credit

The Company recognizes the benefit of research and development (“R&D”) tax credits as a reduction to income tax expense in the period the related qualified expenditures are incurred and when realization is more likely than not. Deferred tax assets related to unutilized R&D credits are evaluated for recoverability based on expected future taxable income and other relevant factors.

Stock - Based Compensation

The Company accounts for stock - based compensation in accordance with ASC 718, Compensation - Stock Compensation. The Company maintains the 2024 Non - Employee Director Stock Incentive Plan, which authorizes grants of non - statutory stock options to non - employee directors. Option awards are measured at fair value on the grant date using the Black - Scholes option - pricing model and recognized as expense on the grant date when the awards are fully vested. Stock - based compensation expense is included in general and administrative expenses.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the condensed consolidated balance sheets.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement

Segment Reporting

The Company operates through two reportable business segments as it reports financial information separately to its Chief Executive Officer, who is the Company’s chief operating decision maker.

The Company routinely evaluates whether its operating and reportable segments continue to reflect the way the CODM evaluates the business. The determination is based on: (1) how the Company’s CODM evaluates the performance of the business, including resource allocation decisions, and (2) whether discrete financial information for each operating segment is available.

As of December 31, 2024, the Company’s operating and reportable segments include:

●	Technology & Telecommunications Operations - The Technology & Telecommunications Operations segment is comprised of Red Technologies and derives revenue from providing cloud - based solutions and operated 5G connectivity solutions that democratize access to 5G technology for companies aiming to modernize their communications infrastructure in both the U.S. and European markets.
●	Infrastructure & Real Estate - Derives revenue primarily from rent received from the operation of real estate property.

When evaluating performance and making resource allocation decisions, the CODM reviews segment-level revenue, depreciation and amortization, general and administrative expenses, other income, other expenses, and net income (loss), as shown below:

By Reportable Segment	France	North America	Consolidated
Revenue	$21,089	$2,001,609	$2,022,698

Depreciation and Amortization	3,067	619,048	622,115
General and administrative expenses	124,490	5,041,681	5,166,171
Other Income	207,257	14,207,744	14,415,001
Other Expenses	—	(7,937,965)	(7,937,965)

Net Income (Loss)	$100,788	$2,610,660	$2,711,448

Revenues are attributed to geographic areas based on the location of the customer, with the Technology & Telecommunications segment generating revenue primarily in France and the Infrastructure & Real Estate segment generating revenue in North America. Substantially all long-lived assets are located in North America.

Segment asset information is not presented because it is not used by the CODM at the segment level.

Convertible Preferred Stock

The Company accounts for convertible preferred stock in accordance with ASC 480 and related guidance. Convertible preferred stock is classified as a liability if it is mandatorily redeemable or redeemable at the option of the holder upon events outside the Company’s control. Such instruments are initially measured at fair value on the issuance date and subsequently at redemption value, with changes recognized in earnings if applicable.

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

The Company’s Public and Private Warrants derivative instruments are recorded at fair value as of the Initial Public Offering (November 3, 2020) and re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations and comprehensive income (loss). Derivative assets and liabilities are classified on the consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the Balance Sheet date. The Company has determined the Warrants are a derivative instrument. As the warrants meet the definition of a derivative, the warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurements and Disclosures,” with changes in fair value recognized in the consolidated statements of operations and comprehensive income (loss) in the period of change.

The Equity Forward was a liability classified instrument in accordance with ASC 480 because the underlying instrument contains a contingent redemption feature. The Equity Forward was recorded at fair value on the date of issuance and re-valued at each reporting period, with changes in the fair value reported in the consolidated statements of operations and comprehensive income (loss).

Investments and Cash Held in Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, the Company was required to place net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement in a Trust Account, which had been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by management of the Company. Investments held in the Trust Account were classified as trading securities and presented on the Balance Sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account were included in interest income on investments held in Trust Account in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

Effective October 12, 2022, the Company converted all of its investments in the Trust Account into cash, which remained in the Trust Account. On September 29, 2023, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to hold all funds in the Trust Account in an interest-bearing deposit account with a financial institution in the United States. Accordingly, following the transfer to an interest-bearing deposit account, the amount of interest income (which we were permitted to use to pay our taxes and up to $100,000 of dissolution expenses) again increased. On the Closing Date, approximately $20.58 million of funds held in the Trust Account were used to pay the redemption of 1,941,684 shares of Class A common stock and $55,734 of funds were withdrawn for tax disbursements. The Trust Account was closed and $1,503,969 of funds remaining in the Trust Account were released to the Company pursuant to the trust agreement.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The determination of the fair value of the warrant and equity forward liabilities, goodwill and intangible assets and equity investment is a significant accounting estimate included in these

Consolidated financial statements. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $117,521,935 and $8,162 in cash and cash equivalents as of December 31, 2024 and 2023, respectively.

Fixed Assets, Net of Accumulated Depreciation

Property and equipment are stated at cost less depreciation and impairment losses, if any. Because the Company and Seller are entities under common control, the Property was initially recorded on our Consolidated Balance Sheets at the Seller’s cost less accumulated depreciation. Property and equipment are stated at cost less accumulated depreciation and impairment losses, if any. Because the Company and the Seller are entities under common control, the Property was initially recorded on the Company’s Consolidated Balance Sheets at the Seller’s historical cost less accumulated depreciation. The difference between the purchase consideration and the carrying value of the Property was recorded as an adjustment to accumulated deficit

Depreciation is recorded on a straight-line basis over useful lives ranging from one to 40 years. Repair and maintenance costs are charged to expense when incurred. Renewals and improvements that add value or extend the asset’s useful life are capitalized.

Common Stock Subject to Possible Redemption

In connection with the consummation of the Transaction, the Company provided all holders of shares of its Class A common stock, par value of $0.0001 per share, purchased in the Company’s Initial Public Offering, the opportunity to have such shares redeemed pursuant to, and subject to the limitations of, the provisions of the Articles. The per-share amount distributed to public stockholders who redeemed their Public Shares was not reduced by any deferred underwriting commissions (as discussed in Note 8). In accordance with ASC 480-10-S99, “Distinguishing Liabilities From Equity”, redemption provisions not solely within the control of the Company require common stock subject to possible redemption to be classified outside of permanent equity. Because a stockholder vote was not required by law and the Company did not hold a stockholder vote for business or other legal reasons, the Company, pursuant to its Articles, conducted the redemptions pursuant to the tender offer rules of the SEC and filed tender offer documents with the SEC prior to completing a Business Combination. The Company’s initial stockholders and independent directors agreed to waive their redemption rights with respect to their Founder Shares, the Independent Director Shares and Public Shares in connection with the completion of a Business Combination.

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

Revenue Recognition

In general, the Company commences rental revenue recognition when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. Contractual rental revenue is reported on a straight-line basis over the term of the lease. Rent Receivable, as reported on the Consolidated Balance Sheets, represents cumulative rental income earned in excess of rent payments received pursuant to the terms of the lease agreement. Rental revenue is not within the scope of ASC 606 because it arises from lease arrangements that transfer the right to use an identified asset rather than from the transfer of goods or services to a customer. Rental income is recognized on a straight-line basis over the lease term in accordance with ASC 842.

The Company must estimate the collectability of its Rent Receivable balances related to rental revenue. When evaluating the collectability of such balances, management considers the tenant’s creditworthiness, changes in the tenant’s payment patterns, and current economic trends. The Company writes off the tenant’s receivable balances if the Company considers the balances no longer probable of collection.

Red Technologies provides cloud-based 5G connectivity solutions to companies seeking to modernize their communications infrastructure. For the periods presented, the Company did not generate material revenue, as its activities have been primarily focused on research and development.

Future revenues may arise from licensing arrangements, collaboration agreements, or service contracts. The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, when control of the promised goods or services is transferred to the customer.

●	Licensing and collaboration revenues are recognized when the customer obtains control of the license or access to the technology.
●	Service revenues are recognized over time as the services are performed.
●	Upfront or advance payments received before performance obligations are satisfied are recorded as deferred revenue and recognized when the related goods or services are delivered.

Because Red Technologies’ operations to date have focused on product development, no material revenue has been recognized for the periods presented.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company evaluates and may have an allowance for doubtful accounts to estimate expected credit losses in accordance with ASC 326, which is based on historical collection experience, the aging of receivables, customer credit quality, and current and expected economic conditions.

Net income (loss) Per Share of Common Stock

	12/31/2024		12/31/2023
	Class A	Class B	Class A	Class B
Basic net income (loss) per share
Numerator:
Allocation of net income (loss)	1,827,270	847,699	(1,271,419)	(4,723,082)
Less: Net income (loss) allocated to convertible preferred stock	—	—	—	—
Net income (loss) attributable to common stock	1,827,270	847,699	(1,271,419)	(4,723,082)
Denominator:
Basic weighted average shares outstanding	13,398,468	6,215,753	5,047,364	18,750,000
Basic net income (loss) per share	0.14	0.14	(0.25)	(0.25)

Diluted net income (loss) per share
Numerator:
Basic net income (loss) attributable to common stock	978,349	847,699	(1,271,419)	(4,723,082)
Add: net income (loss) allocated to convertible preferred stock	848,922	—	—	—
Net income (loss) applicable to common shareholders	1,827,270	847,699	(1,271,419)	(4,723,082)
Denominator:
Basic weighted average common shares used in computing basic net income (loss) per common share	13,398,468	6,215,753	5,047,364	18,750,000
Add: weighted average of Series A Redeemable Convertible Preferred Stock, as converted	11,625,965	—	—	—
Weighted average common shares used in computing diluted net income (loss) per common share	25,024,433	6,215,753	5,047,364	18,750,000
Weighted average common share outstanding using the two-class method	25,024,433	6,215,753	5,047,364	18,750,000
Diluted income (loss) applicable to common shareholders per common share	0.07	0.14	(0.25)	(0.25)

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the Consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the Consolidated financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2024 and 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07 to improve reportable segment disclosure requirements, primarily by requiring disclosure of significant segment expenses and regularly reviewed measures of profit or loss. The Company adopted ASU 2023-07 on for the year ended December 31, 2024. The adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, which requires additional disclosure of income taxes, including disaggregation of the effective tax rate reconciliation and information on income taxes paid. This guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this standard on its disclosures.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. The ASU provides a practical expedient to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This guidance is effective for annual reporting periods beginning after December 15, 2025, and for interim periods within those annual reporting periods, with early adoption permitted. The amendments in ASU 2025-05 should be applied prospectively. The Company is currently evaluating the impact of this ASU and believe that the adoption will not have a material impact on the consolidated financial statements and related disclosures.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our Consolidated financial statements.

Note 3 - Accrued expense and other current liabilities

Accrued expense and other current liabilities at December 31, 2024, and 2023 consisted of the following:

	December 31,
	2024	2023
Accrued operating expenses	$142,821	$1,167,011
Income taxes payable	22,308	—
Total Accrued expenses and other current liabilities	$165,129	$1,167,011

Note 4 - Related Party Transactions

Founder Shares

On October 29, 2020, nXgen entered into a registration and stockholders’ rights agreement (the “Registration Rights Agreement”) pursuant to which nXgen is entitled to nominate three individuals for appointment to our board of directors, as long as nXgen holds any securities covered by the Registration Rights Agreement, and which entitles nXgen to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements. The Registration Rights Agreement does not provide for any maximum cash penalties nor any penalties connected with delays in registering the shares of Class A Common Stock.

On March 25, 2024, the Company waived the lock-up restrictions set forth in Section 7(a) of that certain letter agreement among the Company, nXgen, and the other initial stockholders with respect to 9,375,000 founder shares held by nXgen, which allows nXgen to transfer any or all of such shares without regard to such restrictions after the completion of our Business Combination, subject to restrictions under applicable securities laws. As of the date of this Annual Report, all lock-up restrictions have lapsed.

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

On May 1, 2024, the Company completed its previously announced transaction (the “Equity Forward Transaction” or “Equity Forward”) pursuant to the terms of the Subscription Agreement. The closing of the Equity Forward Transaction was contingent upon the consummation of the Transaction. Prior to the Closing Date, Mr. Ergen assigned the Subscription Agreement in accordance with its terms to a trust established for the benefit of his family (the “Trust”). On the Closing Date, the Company issued and sold to the Trust 17,391,300 shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Preferred Stock”), at an aggregate purchase price of approximately $200 million, or $11.50 per share. The Company used a portion of the proceeds from the Equity Forward Transaction to fund the purchase price for the Property in the Business Combination. As a result of the completion of the Equity Forward Transaction and the issuance of the Preferred Stock, there is no outstanding liability associated with the Equity Forward as of December 31, 2024.

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

Related Party Loans

Working Capital Loans

On March 1, 2023, nXgen agreed to loan the Company an aggregate of up to $250,000 for working capital purposes. The Company issued a promissory note to nXgen to evidence the loan. On November 2, 2023, the Company issued an amended and restated promissory note (the “Restated Note”) in the principal amount of up to $550,000 to nXgen. The Restated Note amended, restated, replaced and superseded that certain promissory note dated March 1, 2023, in the principal amount of $250,000. On March 25, 2024, the Company issued an amended and restated promissory note (the “Second Restated Note”) to nXgen. The Second Restated Note amended, restated, replaced and superseded the Restated Note to increase the principal amount available for borrowings thereunder from up to $550,000 to up to $900,000. The Second Restated Note did not bear interest, matured on the date of consummation of the Business Combination and was subject to customary events of default. The Second Restated Note was to be repaid only to the extent that the Company had funds available to it outside of its Trust Account established in connection with its Initial Public Offering. During the year ended December 31, 2024, the Company had borrowed $900,000 under the Second Restated Note. As of the Closing Date, the Company satisfied and discharged its obligations under the Second Restated Note by repaying in full the principal amount to nXgen.

Affiliate Revenues

As discussed in Note 1, the Company and Seller entered into the Seller Lease Agreement, pursuant to which Seller, an affiliate of EchoStar, leased the Property from the Company. The Company depends on affiliates of EchoStar for all revenues derived from its real estate operations. Under the Seller Lease Agreement, Seller serves as the tenant, and its obligations under the lease are guaranteed by DISH, an affiliate of the Company.

Note 5 - Acquisitions

On December 5, 2024, the Company completed the acquisition of a controlling interest in Red Technologies SAS. The acquisition was accounted for as a business combination under ASC 805, Business Combinations. As the accounting acquirer, the Company measured the purchase consideration and recognized the identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. The excess of the purchase consideration over the fair value of the net identifiable assets acquired was recorded as goodwill.

The purchase price allocation as of the acquisition date is presented as follows:

Cash paid	10,623,963
Cash due for holdback	307,480
Contingent Consideration	5,309,130
Total purchase consideration	$16,240,573

Purchase price allocation:
Cash	$108,852
Accounts Receivable	181,016
PP&E	27,535
Intangible assets	4,500,000
Goodwill	13,611,688
Accounts payable and other current liabilities	(458,800)
Deferred tax liability	(1,125,000)
Loans	(604,718)
Fair value of net assets acquired	$16,240,573

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill and is primarily attributed to the synergies expected from expanded market opportunities when integrating the acquired FCC License, a government authorization to use communication frequencies (“Operational License”), with the Company’s offerings as well as acquiring an assembled workforce. The goodwill balance is not deductible for income tax purposes.

The following table summarizes the change in the carrying amount of goodwill during the year ended December 31, 2024:

Balance at December 31, 2023	$—
Goodwill recognized in connection with the 2024 acquisition of Red Tech	$13,611,688
Balance at December 31, 2024	$13,611,688

As part of the purchase consideration, the Company agreed to make additional payments contingent on the occurrence of certain future events. The contingent consideration is required to be settled in cash and, in accordance with ASC 805-30-25-5 and ASC 480, has been classified as a liability. The fair value of the contingent consideration was estimated at $5,309,130 as of the acquisition date using management’s assumptions regarding the probability and timing of the underlying conditions.

In accordance with ASC 805, the liability will be remeasured to fair value at each reporting date, with changes in fair value recognized in current-period earnings until the contingency is resolved and the liability is settled.

In connection with the acquisition, the Company entered into employment agreements with key members of the acquiree’s management team. The agreements are indefinite-term contracts under French law and provide for fixed gross monthly salaries of €16,500 and discretionary bonuses of €1,500 per patent filed. These agreements provide for continued employment and payments contingent on post-closing service. The Company evaluated the arrangements in accordance with ASC 805, Business Combinations, and determined that the service-contingent payments represent compensation for post-combination services rather than consideration transferred. Accordingly, related costs will be recognized as compensation expense over the applicable service periods.

Acquisition-related costs were minimal and were expensed as incurred in accordance with ASC 805.

Since the acquisition date, $230,308 of revenue and $100,788 in net income have been included in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2024.

The following table summarizes the fair value and useful life of intangible assets acquired in connection with the transaction:

	Fair value	Useful Life
Founder non-compete	$2,500,000	5
Operational License	2,000,000	Indefinite
Total intangible assets	$4,500,000

Note 6 - Intangible Assets, Net

The following table summarizes intangible assets, net:

	December 31, 2024	Useful Life
Founder non-compete	$2,500,000	5 Years
Operational License	2,000,000	Indefinite
Total intangible assets, net	4,500,000

There were no intangible assets for the year ended December 31, 2023.

The following table summarizes all future amortization expenses for all future years’ ended December 31:

For the year ended December 31,	Amortization Expense
2025	$500,000
2026	500,000
2027	500,000
2028	500,000
2029	500,000
Thereafter	—
Total	$2,500,000

Note 7 - Property and Equipment

Property and equipment consisted of the following on our Consolidated Balance Sheets:

		As of
	Depreciable Life	December 31,	December 31,
	(in Years)	2024	2023
Buildings and improvements	40	$19,695,669	$—
Equipment and furniture	3 – 5	28,688	—
Land	—	3,248,608	—
Construction in process	—	402,173	—
Total property and equipment		23,375,138	—
Accumulated depreciation		(622,115)	—
Property and equipment, net		$22,753,023	$—

The depreciation expense for the years ended December 31, 2024, and 2023 is $622,115 and $0, respectively.

Note 8 - Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Preferred Stock, Warrants and Independent Director Shares are entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements. The registration and stockholder rights agreement neither provides for any maximum cash penalties nor any penalties connected with delays in registering the Company’s common stock. The registration statement was filed on Form S-1 on May 28, 2024, and was declared effective by the SEC on August 7, 2024.

Underwriting Agreement

The underwriters received an underwriting discount of $0.20 per unit, or $15,000,000 in the aggregate, upon the closing of the Initial Public Offering. $0.35 per unit, or $26,250,000 in the aggregate was payable to the underwriters for deferred underwriting commissions (which deferred underwriting commission was waived by the underwriters on March 22, 2024). The full amount was charged against accumulated deficit in the balance sheet as of December 31, 2024.

Deferred Legal Fees

The Company obtained legal advisory services in connection with the Initial Public Offering and agreed to pay approximately $275,000 of such fees upon the consummation of the initial Business Combination, which was recorded as deferred legal fees in the Balance Sheets as of December 31, 2023. In connection with the consummation of the Transaction, the Company incurred $1.6 million in legal fees and paid $1.37 million of these fees including the $275,000 of deferred legal fees. As of December 31, 2024 the Company has no deferred legal fees.

Excise Tax

During the year ended December 31, 2024, holders of 1,941,684 shares of Class A Common stock exercised their right to redeem their shares for an aggregate redemption amount of $20.58 million. During the year ended December 31, 2023, holders of 6,294,164 shares of Class A common stock exercised their right to redeem their shares for an aggregate redemption amount of $63.92 million. As a result, the Company has accrued for and recorded a 1% excise tax liability in the amount of $639,193 on the Balance Sheets as of December 31, 2023. The liability did not impact the statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

Note 9 - Income Taxes

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement’s recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2024. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2024, and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major tax authorities since inception.

The following is a summary of the Company’s net deferred tax asset (liability):

Deferred tax asset (liability)	December 31, 2024	December 31, 2023
Startup and organizational costs	$394,830	$394,830
Accrued expenses	268,502	268,502
Change in FV of Pipe Shares	1,942,896	—
Stock Compensation Expense	3,077	—
Unrealized gain/loss on cash equivalents held in investment accounts	(4,549)	—
Depreciation	(950,642)	—
Intangible	(1,125,000)	—
Amortization	(95,044)	—
Net operating loss	372,543	—
Total deferred tax asset (liability)	806,614	663,332
Valuation allowance	(1,942,896)	(663,332)
Deferred tax asset (liability), net of allowance	$(1,136,282)	$—

The income tax provision consists of the following:

	December 31,	December 31,
	2023	2023
Current
US Federal expense (benefit)	$—	$65,469
Foreign expense	$25,197	$—

Deferred
US Federal expense (benefit)	(1,088,165)	247,488
State and local expense (benefit)	(180,117)	40,965
Foreign	—	—
Change in valuation allowance	1,279,564	(288,453)
Income tax provision	$36,479	$65,469

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows for the years ended December 31, 2024 and 2023:

	2024	2023
Statutory federal income tax rate (benefit)	21.0%	21.0%
Change in fair value of derivative warrant liabilities and equity forward	(72.4)%	(17.6)%
Closing costs related to the acquisition of RED	2.1%	0.0%
Change in valuation allowance	47.2%	(4.1)%
Income tax expense	3.5%	(0.7)%

Note 10 - Long Term Debt

In May 2021, Bpifrance, acting on behalf of the French State under the France 2030 Investments for the Future program, awarded Red Technologies SAS total financial assistance of approximately €2 million to support the DAT5G Project, which focuses on the development and deployment of private 5G network solutions for French enterprises and local authorities. The assistance consists of a non-repayable government grant representing approximately three-quarters of the total amount and a recoverable advance representing the remaining one-quarter. The recoverable advance is classified as a non-interest-bearing note payable and carries no collateral, prepayment, or covenant provisions.

Although the program is scheduled to conclude in late 2024, repayment of the recoverable advance is deferred until project completion. Under the terms of the agreement, repayments become due beginning December 31, 2026 except in the event of defined technical-economic or commercial failure. Repayment amounts are not fixed; they are contingent upon the technical and commercial success of the project and may extend for up to ten years from the date of the final disbursement. If no repayments have been made within that ten-year period, the Company is released from any further obligation.

As of December 31, 2024, the Company had an outstanding principal balance of approximately €0.5 million related to the recoverable advance. Based on the Company’s current development plans, management considers repayment to be probable. However, because the agreement does not include fixed or determinable contractual repayment dates, the recoverable advance does not represent long-term debt with scheduled maturities under ASC 470 and therefore no future-maturities table is required.

Note 11 - Stockholders’ Equity (Deficit)

Class A Common Stock—The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2024, and 2023, there were 18,928,585 and 2,120,269 shares of Class A common stock (of which 30,000 shares were Independent Director Shares and not subject to redemption) issued and outstanding, respectively.

Class B Common Stock—The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2024 and 2023, there were 0 and 18,750,000 shares of Class B common stock issued and outstanding, respectively.

As of December 31, 2024, nXgen owned approximately 99.25% of the Company’s issued and outstanding common stock.

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

Preferred Stock – The Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024 and 2023, there were 17,391,300 and 0 shares of preferred stock issued and outstanding, respectively. See Note 4.

Conversion – Preferred shares are to be automatically converted into shares of common stock on the tenth (10) trading day following the date on which the Volume-Weighted Average Price of the Company’s common stock over any twenty (20) Trading Days within any preceding thirty (30) consecutive Trading Day period is greater than or equal to $11.50, subject to the applicable conversion price and anti-dilution provisions.

Redemption – Preferred shares may be redeemed by the Company upon the occurrence of certain events or at the election of the holders, subject to the terms of the certificate of designations. On May 1, 2029, the preferred shares will be automatically redeemed in cash by the Company, on not less than 10 nor more than 20 days prior notice.

Voting – Preferred holders are not entitled to vote on an as-converted basis with the common stock. Preferred holders may vote separately as a class on matters materially affecting their rights.

Liquidation – In the event of liquidation, dissolution, or winding up of the Company, holders of preferred stock are entitled to receive, prior to any distribution to common stockholders, an amount equal to the stated value per share plus any declared but unpaid dividends. Thereafter, holders of preferred shares are entitled to receive out of the assets of the Company, whether capital or surplus, the same amount that a holder of common stock would receive if the preferred shares were fully converted.

Dividends – Preferred holders are entitled to receive dividends, on an as-if-converted-to-common-stock basis and in the same form as dividends actually paid on shares of common stock when, as and if such dividends are paid on shares of the common stock.

Note 12 - Warrants

As of December 31, 2024, the Company had 18,750,000 Public Warrants and 11,333,333 Private Placement Warrants outstanding. The Public Warrants expire on the fifth anniversary of the Business Combination or earlier upon redemption or liquidation, provided the Company has an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”) covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act).

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

The Company may call the Public Warrants for redemption:

-in whole and not in part;

-at a price of $0.01 per warrant;

-upon a minimum of 30 days’ prior written notice of redemption; and

-

if, and only if, the last sales price (the “closing price”) of the Class A common stock equals or exceeds $18.00 per share on each of 20 trading days within the 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders.

In addition, the Company may call the Public Warrants for redemption:

-	in whole and not in part;
-	at $0.10 per warrant provided that holders will be able to exercise their warrants, but only on a cashless basis, prior to redemption and receive a certain number of shares of Class A common stock, based on the fair market value of the Class A common stock;
-	if, and only if, the closing price of Class A common stock equals or exceeds $10.00 per share for any 20 trading days within the 30-trading day period ending three trading days before the notice of redemption is sent to the warrant holders; and
-	if the closing price of Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the notice of redemption is sent to the warrant holders is less than $18.00 per share, the private placement warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants.

In no event will the Company be required to net cash settle any warrant.

Note 13 - Fair Value Measurements

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

The following tables present information about the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2024, and 2023 and indicate the fair value hierarchy of the valuation inputs the Company utilized to

Description	Level	December 31, 2024	Level	December 31, 2023
Assets:
Cash equivalents – U.S. Treasury Bills and other Debt securities (< 3 months)	1	$116,533,742	—	$—
Available for sale Debt Security	1	$2,488,000	—	$—
Equity investments at fair value - EchoStar Holdings	1	$35,562,030	—	$—
Liabilities:
Contingent Consideration	3	$5,309,130	—	$—
Private Placement Warrants	2	$566,666	2	$3,468,000
Public Warrants	2	$937,500	1	$5,737,500
Equity Forward	3	$—	3	$325,000

Cash Equivalents

As of December 31, 2024 and 2023, the carrying amount of cash equivalents held in the Company’s investment account was equal to or approximated fair value due to their short-term nature and proximity to current market rates. Cash equivalents primarily consist of U.S. Treasury bills and other highly liquid debt securities with original maturities of three months or less.

The Company determines the fair value of its marketable debt instruments in accordance with ASC 820, Fair Value Measurement. Trades executed on or near the measurement date are considered the best evidence of fair value. When quoted prices for identical securities are not available, the Company utilizes matrix pricing or other market-corroborated valuation techniques that consider such factors as par value, coupon rate, credit quality, maturity, and other relevant features

Available for Sale Securities

The Company’s marketable debt securities classified as available-for-sale are carried at fair value, with unrealized gains and losses (net of tax) included in accumulated other comprehensive income. The cost of securities sold is determined using the specific-identification method. The Company assesses its available-for-sale investments for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, and if a decline in fair value is deemed other-than-temporary, the amortized cost basis of the security is written down through earnings.

At December 31, 2024, the Company held one available for sale debt security with an amortized cost of $2,488,518, fair value of $2,488,000, and an unrealized loss of $518, recorded in AOCI. Management determined the decline was not credit-related under ASC 326-30, as the issuer continues to meet all contractual payment obligations. The Company had no allowance for credit losses, no sales of available for sale debt securities during the year. In performing the credit loss assessment, management considered the issuer’s credit quality, timely payment history, and current market conditions and concluded that no credit-related impairment existed. The unrealized loss relates to a security that had been in a loss position for less than twelve months as of December 31, 2024. Accrued interest receivable on the AFS security is excluded from the amortized cost basis. The Company elected the practical expedient not to measure an allowance for credit losses on accrued interest receivable.

Equity investments at fair value - EchoStar Holdings

As discussed above, on September 30, 2024, the Company and certain PIPE Investors entered into Subscription Agreements with EchoStar, pursuant to which the PIPE Investors agreed, subject to the terms and conditions set forth therein, to purchase from EchoStar an aggregate of 14.265 million shares of EchoStar’s Class A common stock, par value $0.01 per share, at a purchase price of $28.04 per share, for an aggregate cash purchase price of approximately $400 million. The portion of the PIPE Investment represented by the Company’s Subscription Agreement represented an agreement to purchase from EchoStar an aggregate of 1,551,355 shares of EchoStar’s Class A common stock for an aggregate cash purchase price of approximately $43.5 million.

The asset associated with the equity investment is measured at fair value on the closing of the PIPE investment and on a recurring basis. The subsequent measurement of the equity as of December 31, 2024, is classified as Level 1 due to the use of an observable market quote in an active market under the ticker, SATS. SATs is publicly traded and subject to active market quotations, the Company has determined that its fair value is readily observable in the open market. Accordingly, the fair value of the security is based on quoted market prices in active markets for identical instruments. As such, the security is classified as Level 1 within the fair value hierarchy. The fair value of the PIPE Investment was $43,499,995 as of November 12, 2024. During the period, the Company recognized a decrease in fair value of $7,973,965, resulting in a fair value of $35,526,030 as of December 31, 2024.

The following tables present the changes in the fair value of equity investments at fair value during the year ended December 31, 2024:

Forward
Fair value as of November 12, 2024	$43,499,995
Change in fair value	(7,973,965)
Fair value as of December 31, 2024	$35,526,030

Warrants

As of December 31, 2024 and 2023, the Company’s derivative warrant liabilities were valued at $1,504,166 and $9,205,500, respectively. The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within derivative warrant liabilities on the consolidated Balance Sheets. The derivative warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative warrant liabilities in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The liability associated with the Warrants is measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2024 is classified as Level 2, as the observable market quote under the ticker CNXXW does not reflect an active market due to limited trading volume. Although quoted prices are available, the market is not considered active under ASC 820, and therefore the fair value measurement does not qualify as a Level 1 input.

The subsequent measurement of the Public Warrants as of December 31, 2023, continues to be classified as Level 1, as market conditions at that time reflected an active market with sufficient trading volume to support a Level 1 classification.

As the transfer of Private Placement Warrants to anyone outside of a small group of permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with only an insignificant adjustment for short-term marketability restrictions. Accordingly, the Private Placement Warrants are classified as Level 2 for both periods.

The following tables present the changes in the fair value of derivative warrant liabilities during the year ended December 31, 2024, and December 31, 2023:

			Aggregate
	Private	Public	Warrant
	Warrants	Warrants	Liability
Fair value as of December 31, 2023	$3,468,000	5,737,500	9,205,500
Change in fair value	(1,202,467)	(1,989,375)	(3,191,842)
Fair value as of March 31, 2024	$2,265,533	3,748,125	6,013,658
Change in fair value	(1,698,867)	(2,810,625)	(4,509,492)
Fair value as of June 30, 2024	$566,666	937,500	1,504,166
Change in fair value	1,813,334	3,000,000	4,813,334
Fair value as of September 30, 2024	$2,380,000	3,937,500	6,317,500
Change in fair value	(1,813,334)	(3,000,000)	(4,813,334)
Fair value as of December 31, 2024	$566,667	937,500	1,504,166

Changes in valuation inputs or other assumptions are recognized in change in fair value of derivative warrant liabilities in the Consolidated Statements of Operations and Comprehensive Income (Loss).

During the year ended December 31, 2024 and 2023, there were no transfers into or out of the Level 1, Level 2, or Level 3 classifications.

			Aggregate
	Private	Public	Warrant
	Warrants	Warrants	Liability
Fair value as of December 31, 2022	$1,700,000	2,812,500	4,512,500
Change in fair value	347,933	575,625	923,558
Fair value as of March 31, 2023	2,047,933	3,388,125	5,436,058
Change in fair value	218,733	361,875	580,608
Fair value as of June 30, 2023	2,266,667	3,750,000	6,016,667
Change in fair value	(566,667)	(937,500)	(1,504,167)
Fair value as of September 30, 2023	$1,700,000	2,812,500	4,512,500
Change in fair value	1,768,000	2,812,500	4,693,000
Fair value as of December 31, 2023	$3,468,000	5,737,500	9,205,500

Changes in valuation inputs or other assumptions are recognized in change in fair value of derivative warrant liabilities in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Equity Forward

As of December 31, 2024, the Company’s equity forward was valued at $0. The Equity Forward was accounted for as a liability classified financial instrument in accordance with ASC 480 and is presented as the Equity Forward liability in the Balance Sheets as of December 31, 2024 and 2023.

The Equity Forward is measured at fair value on a recurring basis. The subsequent measurement of the Equity Forward as of December 31, 2024 is classified as Level 3 due to unobservable inputs that are supported by little or no market activity that are significant to the fair value of the liability.

Equity
Forward
Fair value as of December 31, 2023	$325,000
Change in fair value	(325,000)
Fair value as of December 31, 2024	$—

The Equity Forward at December 31, 2023 was valued as follows:

Valuation Technique	Unobservable Input	Amount
Monte Carlo simulation	Volatility	27%
	Credit adjusted discount rate	35%
	Transaction probability	4%

Extension Notes – Related party

The Extension Notes - related party contain an embedded conversion feature that is not clearly and closely related to the debt agreement, which requires bifurcation and reporting at fair value. Due to the conversion feature being out of the money at inception and as of each reporting period, the value of the embedded conversion option is immaterial.

Contingent Consideration

The contingent consideration liability recognized in connection with the Red Tech Acquisition is measured at fair value on a recurring basis and classified as a Level 3 fair value measurement within the fair value hierarchy. The fair value was determined using a probability-weighted discounted cash flow model, which incorporates management’s estimates regarding the likelihood of achieving specified performance milestones, expected timing of payments, and a risk-adjusted discount rate.

At December 5, 2025, the estimated fair value of the contingent consideration was approximately $5.3 million. The valuation reflected potential payments totaling up to approximately $6.3 million, payable between 2026 and 2027, with probabilities of achievement ranging from 50% to 100% and a discount rate of 10%. The fair value estimate did not change between December 5 and December 31, 2025, as no new information or events occurred that would have affected management’s assumptions or valuation inputs during that period.

Changes in the fair value of the contingent consideration are recognized in earnings within other (income) expense, net in the period of remeasurement.

Note 14 - Stock Compensation

The Company maintains the 2024 Non-Employee Director Stock Incentive Plan (the “Plan”), which authorizes grants of non-statutory stock options to non-employee directors. Options are granted at an exercise price equal to the fair market value of the Company’s common stock on the grant date, vest immediately, and expire five years from the date of grant unless earlier terminated in accordance with the Plan.

On December 31, 2024, the Company granted stock options to three non-employee directors to purchase an aggregate of 15,000 shares of common stock at an exercise price of $1.46 per share. The options vested immediately on the grant date and expire on December 31, 2029.

The fair value of each option award was estimated on the grant date using the Black-Scholes option-pricing model, which requires management to make assumptions regarding certain variables that materially affect the fair-value estimate. Because the awards were fully vested on the grant date, the total fair value was recognized as stock-based compensation expense within general and administrative expenses during 2024. The Company used the following assumptions, which are representative of the five-year contractual term of the options. Expected volatility was estimated based on the historical volatility of a group of comparable publicly traded companies, as the Company does not have sufficient trading history of its own. The expected term was estimated at 5 years. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the grant date for securities with maturities corresponding to the expected term of the options. The expected dividend yield was assumed to be 0%, as the Company has not historically paid dividends and does not expect to do so in the foreseeable future.

Black-Scholes Assumptions are as follows:

Assumptions
Stock Price on Grant Date	$1.46
Exercise Price	$1.46
Volatility	63.49%
Expected Term	5	years
Risk-free interest rate	4.38%
Expected Dividend Yield	0.00%

A summary of option activity under the Plan is presented below:

		Weighted-Average	Weighted-Average
		Exercise	Remaining
Activity	Options	Price	Term
Outstanding – beginning of period	—
Granted	15,000	$1.46	5
Exercised/Forfeited	—	—	—
Outstanding – end of period	15,000	$1.46	4.9
Exercisable – end of period	15,000	$1.46	4.9

The weighted-average grant-date fair value of options granted during the year was $0.84 per share. Total stock-based compensation expense recognized for the year ended December 31, 2024, was $12,570. No unrecognized compensation cost remained as of December 31, 2024.

Note 15 - Subsequent Events

The Company evaluated events that have occurred after the Balance Sheet date through November 28, 2025, the date on which the Consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the Consolidated financial statements, except as described below.

On July 4, 2025, the One Big Beautiful Bill Act (the “2025 Tax Act”) was signed into law. The 2025 Tax Act includes a broad range of tax reform that may affect the Company’s financial results, including domestic research cost expensing and 100% first-year bonus depreciation. For tax years beginning after December 31, 2024, taxpayers may elect to either (i) immediately deduct eligible Section 174 research expenditures or (ii) capitalize and amortize such costs over a period of no less than 60 months. The Company currently evaluating the impact of the 2025 Tax Act upon our future effective tax rate, tax liabilities, and cash taxes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONX CORP.
(Registrant)

Date: November 28, 2025	By:	/s/ Kyle Jason Kiser
Kyle Jason Kiser
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Charles W. Ergen	Chairman, Director	November 28, 2025
Charles W. Ergen

/s/ Kyle Jason Kiser	Chief Executive Officer and Director	November 28, 2025
Kyle Jason Kiser	(Principal Executive Officer, Principal Financial and Accounting Officer, Director)

/s/ Gerald Gorman	Director	November 28, 2025
Gerald Gorman

/s/ David K. Moskowitz	Director	November 28, 2025
David K. Moskowitz

/s/ Adrian Steckel	Director	November 28, 2025
Adrian Steckel