Form 10-K/A
period 2024-12-31
CONX Corp.
filed 2026-02-02
CIK 1823000

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

(1) The Company’s Class A common stock and public warrants are traded over-the-counter under the symbol “CNXX” and “CNXXW,” respectively.

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $270,424.70

As of November 28, 2025, 18,928,585 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

Auditor Firm ID	Auditor Name	Auditor Location
100	WithumSmith+Brown, PC	Irvine, California

EXPLANATORY NOTE

CONX Corp. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, previously filed with the Securities and Exchange Commission (“SEC”) on November 28, 2025 (the “Original Filing”), solely for the purpose of filing Exhibits 2.3 and 2.4. Accordingly, this Amendment consists solely of the cover page, this Explanatory Note, the Exhibit Index, a signature page, and the exhibits filed herewith. In addition, pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment also includes as an exhibit the certification by the Company’s principal executive officer and principal financial officer required in accordance with Rule 13a-14(a); however, paragraphs 3, 4 and 5 of the certification have been omitted because this Amendment does not contain any financial statements nor does it contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing. This Amendment does not reflect or purport to reflect any information or events occurring after the date of the Original Filing nor does it modify or update the disclosures contained in the Original Filing that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC subsequent to the filing of the Original Filing.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

Our required exhibits are filed as part of this Amendment as detailed in our Exhibit Index. Our required financial statement schedules were included as part of the Original Filing and are not included as part of this Amendment.

The following documents are filed as part of this report:

(3) Exhibits

We hereby file as part of this Amendment Exhibits 2.3, 2.4 and 31.2 listed in the attached Exhibit Index. Copies of such material can be obtained on the SEC website at www.sec.gov.

Exhibit Index

Exhibit Number	Description
2.1	Purchase and Sale Agreement, dated March 10, 2024, by and between CONX Corp. and EchoStar Real Estate Holding L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 11, 2024).
2.2	Amendment No. 1 to Purchase and Sale Agreement, dated as of April 26, 2024 (filed as Exhibit 10.2 to CONX Corp.’s Current Report on Form 8-K, filed with the SEC on May 2, 2024, and incorporated herein by reference).
2.3*†	Stock Purchase Agreement, dated as of December 2, 2024, by and among Red Technologies SAS, FPCI CAPDECISF III, Damari, Mr. Bruno Rambaud, Mrs. Joelle Toledano, Mr. Luc Davit, and Red Tech US, LLC.
2.4*†	Stock Purchase Agreement, dated as of December 2, 2024, by and among Red Technologies SAS, Michael Abitbol, Pierre Jean Muller, and Red Tech US, LLC.
3.1	Third Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 8, 2023).
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 3, 2020).
3.3	Certificate of Designation of Series A Convertible Preferred Stock (filed as Exhibit 3.5 to CONX Corp.’s Current Report on Form 8-K, filed with the SEC on May 7, 2024, and incorporated herein by reference)
4.1	Warrant Agreement, dated October 29, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2020).
4.2	Description of Securities (Incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed on March 1, 2023).
10.1	Investment Management Trust Agreement, dated October 29, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 3, 2020).
10.2	Registration Rights and Stockholder Agreement, dated October 29, 2020, by and among the Company, nXgen Opportunities, LLC and the other holders party thereto (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 3, 2020).
10.3	Form of Indemnity Agreement between the Company and each of the officers and directors of the Company (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on November 3, 2020).
10.4	Second Amended & Restated Promissory Note in favor of nXgen Opportunities, LLC, dated March 25, 2024 (incorporated by reference to Exhibit (d)(14) to the Company’s Schedule TO, filed with the SEC on April 1, 2024).
10.5	Subscription Agreement, dated November 1, 2023. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8 - K filed on November 1, 2023)
10.6	Waiver Agreement, dated March 25, 2024, by and between the Company and nXgen Opportunities, LLC (incorporated by reference to Exhibit (d)(16) to the Company’s Schedule TO, filed with the SEC on April 1, 2024).
10.7	Amendment No.1 to Subscription Agreement, dated March 25, 2024 (incorporated by reference to Exhibit (d)(15) to the Company’s Schedule TO, filed with the SEC on April 1, 2024).
10.8	Form of PIPE Subscription Agreement (filed as Exhibit 10.4 to EchoStar Corporation’s Current Report on Form 8-K, filed on September 30, 2024, and incorporated herein by reference).
10.9	Director Compensation Program (filed as Exhibit 10.2 to CONX Corp’s Quarterly Report on Form 10-Q, filed with the SEC on March 4, 2025).
10.10	Amended and Restated 2024 Director Stock Incentive Plan (filed as Exhibit 10.3 to CONX Corp’s Quarterly Report on Form 10-Q, filed with the SEC on March 4, 2025).
10.11	Form of Director Stock Option Agreement (filed as Exhibit 10.4 to CONX Corp’s Quarterly Report on Form 10-Q, filed with the SEC on March 4, 2025).

10.12	Seller Lease Agreement, dated as of May 1, 2024, by and between CONX Corp. and EchoStar Real Estate Holding L.L.C. (filed as Exhibit 10.3 to CONX Corp.’s Current Report on Form 8-K, filed with the SEC on May 2, 2024, and incorporated herein by reference).
19.1	CONX Corp. Insider Trading Policy (filed as Exhibit 19.1 to CONX Corp.’s Annual Report on Form 10-K, filed with the SEC on November 28, 2025, and incorporated herein by reference).
21.1	List of Subsidiaries (filed as Exhibit 21.1 to CONX Corp.’s Annual Report on Form 10-K, filed with the SEC on November 28, 2025, and incorporated herein by reference).
31.1	Certification of Chief Executive Officer (Principal Executive, Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of November 28, 2025 (filed as Exhibit 31.1 to CONX Corp.’s Annual Report on Form 10-K, filed with the SEC on November 28, 2025, and incorporated herein by reference).
31.2*	Certification of Chief Executive Officer (Principal Executive, Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.1 to CONX Corp.’s Annual Report on Form 10-K, filed with the SEC on November 28, 2025, and incorporated herein by reference).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.
†	Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The Company hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request. In addition, portions of this exhibit have been redacted pursuant to Item 601(b)(2) of Regulation S-K. The excluded information is not material and is the type that the Company treats as private or confidential.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CONX Corp.

Date: January 30, 2026	By:	/s/ Kyle Jason Kiser
	Name:	Kyle Jason Kiser
	Title:	Chief Executive Officer