Form 10-Q
period 2025-03-31
CONX Corp.
filed 2026-02-02
CIK 1823000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 001-39677

CONX CORP.

(Exact name of registrant as specified in its charter)

Nevada	85-2728630
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5701 S. Santa Fe Drive,

Littleton, CO 80120

(Address of principal executive offices)

(303) 472-1542

(phone number)

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

As of January 27, 2026, 18,928,585 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

CONX CORP.

FORM 10-Q

For the period ended March 31, 2025

INDEX

PART I. FINANCIAL INFORMATION

CONX CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$115,200,363	$117,521,935
Available for sale debt securities (amortized cost $5,994,773 and $2,488,518 as of March 31 2025 and December 31, 2024, respectively)	5,994,975	2,488,000
Accounts receivable	7,806	6,211
Prepaid expenses and current assets	331,165	374,861
Total current assets	$121,534,309	$120,391,007
Fixed Assets, net	22,520,492	22,753,023
Rent Receivable	238,712	173,609
Goodwill	13,611,688	13,611,688
Intangible Assets, net	4,333,333	4,500,000
Equity investments at fair value - EchoStar Holdings	39,719,661	35,562,030
Deferred tax asset	998,187	1,038,952
Total assets	$202,956,382	$198,030,309
Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$414,440	$920,895
Accrued expenses and other current liabilities	678,132	165,129
Deferred Income	228,500	228,500
Current portion of long term debt	22,500	67,500
Contingent consideration	2,575,442	—
Total current liabilities	$3,919,014	$1,382,024
Contingent Consideration - non-current	2,750,630	5,309,130
Security Deposit	228,500	228,500
Long term debt	555,943	530,752
Deferred tax liability	2,156,271	2,175,234
Convertible preferred stock liability	199,999,950	199,999,950
Derivative warrant liabilities	1,203,333	1,504,166
Total liabilities	$210,813,641	$211,129,756
Stockholders’ Deficit:
Class A common stock, $0.0001 par value, 500,000,000 shares authorized; 18,928,585 shares issued and outstanding at March 31, 2025 and December 31, 2024	1,893	1,893
Additional paid-in-capital	12,570	12,570
Accumulated other comprehensive income	242,004	12,814
Accumulated deficit	(8,113,727)	(13,126,724)
Total Shareholders’ Deficit	(7,857,260)	(13,099,447)
Total Liabilities and Stockholders’ Deficit	$202,956,381	$198,030,309

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CONX CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2025	2024
Rental income	$770,818	$—
Sales income	74,432	—
Total Income	845,250	—
Depreciation and amortization expense	404,276	—
General and administrative expenses	1,023,365	1,072,033
Loss from operations	(582,391)	(1,072,033)
Other income (expense)
Change in fair value of equity forward	—	(7,000)
Change in fair value of derivative warrant liabilities	300,833	3,191,842
Change in fair value of contingent consideration	(16,942)	—
Change in fair value of equity investment	4,157,631	—
Unrealized gain/loss on cash equivalents held in investment account	(4,759)	—
Interest income and realized gain on cash or cash equivalents	1,333,743	—
Interest income on cash or investments held in Trust Account	—	250,812
Total other income (expense), net	5,770,506	3,435,654
Income before income tax expense	5,188,115	2,363,621
Income tax expense	175,118	10,336
Net income	$5,012,997	$2,373,957

Other comprehensive income (loss)
Unrealized gain (loss) on available-for- sale securities	202	—
Foreign currency translation adjustment	228,988	—
Comprehensive Income (loss)	5,242,187	—
Weighted average shares used in computing net income per common share
Class A - Common stock (Basic)	18,928,585	2,090,269
Class A - Common stock (Diluted )	36,334,885	—
Class B - Common stock (Basic & Diluted)	—	18,750,000
Basic net income per common share
Class A - Common stock	$0.26	$0.11
Class B - Common stock	$—	$0.11
Diluted net income per common share
Class A - Common Stock	$0.14	$0.11
Class B - Common Stock	$—	$0.11

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONX CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	FOR THE THREE MONTHS ENDED MARCH 31, 2025
	Class A		Class B
					Other	Additional		Total
					Comprehensive	Paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	Income	Capital	Deficit	Deficit
Balance-January 1, 2025	18,928,585	$1,893	—	$—	$12,814	$12,570	$(13,126,724)	$(13,099,447)
Foreign currency translation	—	—	—	—	228,988	—	—	228,988
Unrealized gain on available for sale securities					202			202
Net income	—	$—	—	$—	$—	$—	$5,012,997	$5,012,997
Balance-March 31, 2025 (unaudited)	18,928,585	$1,893	—	$—	$242,004	$12,570	$(8,113,727)	$(7,857,260)

	FOR THE THREE MONTHS ENDED MARCH 31, 2024
	Class A		Class B
					Other	Additional		Total
					Comprehensive	Paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	Income (loss)	Capital	Deficit	Deficit
Balance-January 1, 2024	30,000	$3	18,750,000	$1,875	$—	$—	$(40,031,506)	$(40,029,628)
Accretion Adjustment	—	—	—	—	—	—	(250,812)	(250,812)
Net income	—	—	—	—	—	—	2,373,957	2,373,957
Balance-March 31, 2024 (unaudited)	30,000	$3	18,750,000	$1,875	$—	$—	$(37,908,361)	$(37,906,483)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CONX Corp.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2025	2024
Cash flows from Operating Activities:
Net income	$5,012,997	$2,373,957
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	404,276	(250,812)
Change in fair value of contingent consideration	16,942	—
Change in fair value of derivative warrant liabilities	(300,833)	(3,191,842)
Change in fair value of equity forward liability	—	7,000
Unrealized foreign exchange loss	247,707	—
Loss on available for sale securities	33,465	—
Change in fair value of equity investment	(4,157,631)	—
Changes in operating assets and liabilities:
Prepaid expenses	43,696	(208,249)
Deferred taxes	21,803	—
Repayment of short term debt	(45,000)	—
Rent receivable	(65,103)	—
Accounts payable	(506,455)	(50,231)
Accrued expenses and other current liabilities	513,003	925,486
Income taxes payable	—	(10,336)
Net cash provided by (used in) operating activities	$1,218,867	$(405,027)

Investing Activities
Purchases of available for sale securities	(3,540,440)	—
Net cash used in investing activities	$(3,540,440)	$—

Financing Activities
Proceeds from Working Capital Loan	—	500,000
Net cash provided by financing activities	$—	$500,000

Net change in cash	$(2,321,572)	$94,973
Cash and Cash Equivalents—beginning of the period	$117,521,935	$8,162
Cash and Cash Equivalents—end of the period	$115,200,363	$103,135
Cash paid for income taxes	$13,425	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONX Corp.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Organization, Business Operations and Basis of Presentation

Unless the context otherwise requires, throughout this Quarterly Report on Form 10-Q, the words “CONX” “CNXX,” “CONX Corp,” “we,” “us,” the “registrant” or the “Company” refer to CONX Corp. and its subsidiaries (as applicable).

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

On March 25, 2024, the Company waived the lock-up restrictions set forth in Section 7(a) of that certain letter agreement among the Company, nXgen Opportunities, LLC (“nXgen”), and the other initial stockholders with respect to 9,375,000 Founder Shares held by nXgen, which will allow nXgen to transfer any or all of such shares without regard to such restrictions after the completion of our initial business combination, subject to restrictions under applicable securities laws. All lock-up restrictions have lapsed.

On May 1, 2024, the Company completed the Transaction pursuant to the terms of the Purchase Agreement. The Transaction constitutes the Company’s “Business Combination”, as that term is defined in our Articles, as amended from time to time (the “Articles”).

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

RED Tech Acquisition

On December 5, 2024, we completed the purchase of Red Technologies SAS, a société par actions simplifiée organized under the laws of France, through our wholly-owned subsidiary, RED US, for a purchase price of $10.6 million in cash, $0.3 million cash due for holdback and $5.3 million contingent consideration, subject to certain adjustments. Established in 2012 and headquartered in Paris, RED Technologies specializes in spectrum-sharing technologies and services. The company offers scalable, cloud-based solutions for Citizens Broadband Radio Service (CBRS) and Television White Space (TVWS), catering to operators across various sectors, and provides operated 5G connectivity solutions for companies aiming to modernize their communications infrastructure in the U.S. and European markets. Refer to Note 5 for more details.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements for the year ended December 31, 2024. Certain information or footnote disclosures normally included in the unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s annual report on Form 10-K for the period ended December 31, 2024, as filed with the SEC on November 28, 2025. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the period ended December 31, 2025 or for any future periods.

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

Reclassifications

Certain prior-period amounts have been reclassified to conform to the current-period presentation. Specifically, rent receivable previously classified within current assets has been reclassified to non-current assets to reflect the portion of rent receivable that is not expected to be collected within twelve months. This reclassification was made to improve comparability between periods and did not impact previously reported net income, total assets, total liabilities, stockholders’ equity, or cash flows.

Debt and Equity Securities

The Company accounts for its investments in accordance with ASC 320, Investments - Debt Securities, ASC 326 - 30, Financial Instruments - Credit Losses - Available - for - Sale Debt Securities, and ASC 321, Investments - Equity Securities. Securities with original maturities of three months or less at the date of purchase are classified as cash equivalents. All other debt and equity securities are classified as available-for-sale and are carried at fair value as of each balance sheet date.

Unrealized gains and losses on available-for-sale securities are recorded in other comprehensive income (loss), net of applicable income taxes, until realized. Realized gains and losses are recognized in other income (expense), net in the consolidated statements of operations when the securities are sold or otherwise disposed of.

The Company evaluates its available-for-sale securities for other-than-temporary impairment at each reporting date. In making this assessment, management considers the duration and severity of any decline in fair value, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting, in accordance with ASC 805. The identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree are recognized at their fair values on the acquisition date. The excess of the consideration transferred over the fair value of net assets acquired is recorded as Goodwill. Acquisition-related costs are expensed as incurred and are included in other expenses in the Consolidated Statements of Operations.

Intangible Assets

Intangible assets consist primarily of acquired developed technologies, customer relationships, trademarks, and trade names. Finite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis. Amortization expense is included in General and Administrative Expenses, as appropriate. Indefinite-lived intangible assets are not amortized but are tested annually for impairment or more frequently if events or changes in circumstances indicate the asset might be impaired.

Impairment of Long-Lived Assets

In accordance with ASC 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability is assessed by comparing the carrying value to the undiscounted future cash flows the asset is expected to generate. If the carrying amount exceeds undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and the asset’s fair value.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation. The Company maintains the 2024 Non-Employee Director Stock Incentive Plan, which authorizes grants of non-statutory stock options to non-employee directors. Option awards are measured at fair value on the grant date using the Black-Scholes option-pricing model and recognized as expense on the grant date when the awards are fully vested. Stock-based compensation expense is included in general and administrative expenses.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the unaudited condensed consolidated balance sheets.

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

As of March 31, 2025 and December 31, 2024, the Company’s operating and reportable segments include:

●	Technology & Telecommunications – The Technology & Telecommunications segment is comprised of Red Technologies and derives revenue from providing cloud-based solutions and operated 5G connectivity solutions that democratize access to 5G technology for companies aiming to modernize their communications infrastructure in both the U.S. and European markets.
●	Infrastructure & Real Estate - The Infrastructure & Real Estate segment includes the operation of our commercial Property in Littleton, Colorado, comprising the headquarters of DISH Wireless. We derive revenue primarily from rent received from the operation of real estate property.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews the following key metrics:

By Reportable Segment	France	North America	Consolidated

Revenue	$74,432	$770,818	$845,250

Depreciation and Amortization	5,463	398,813	404,276
General and administrative expenses	571,431	451,934	1,023,365
Other Income	—	5,792,207	5,792,207
Other Expenses	6,897	14,804	21,701

Net Income (Loss)	$(509,359)	$5,697,474	$5,188,115

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

The Company’s Public and Private Warrants derivative instruments are recorded at fair value as of the Initial Public Offering (November 3, 2020) and re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. Derivative assets and liabilities are classified on the consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the Balance Sheet date. The Company has determined the Warrants are a derivative instrument. As the warrants meet the definition of a derivative, the warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurements and Disclosures,” with changes in fair value recognized in the consolidated statements of operations in the period of change.

The Equity Forward was a liability classified instrument in accordance with ASC 480 because the underlying instrument contains a contingent redemption feature. The Equity Forward was recorded at fair value on the date of issuance and re-valued at each reporting period, with changes in the fair value reported in the consolidated statements of operations.

Investments and Cash Held in Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, the Company was required to place net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement in a Trust Account, which had been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by management of the Company. Investments held in the Trust Account were classified as trading securities and presented on the Balance Sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account were included in interest income on investments held in Trust Account in the accompanying Consolidated Statements of Operations.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The determination of the fair value of the warrant and equity forward liabilities, goodwill and intangible assets and equity investment is a significant accounting estimate included in these unaudited condensed consolidated financial statements. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2025, the Company had cash of $288,466 and cash equivalents of $114,911,897, for total cash and cash equivalents of $115,200,363. As of December 31, 2024, the Company had cash and cash equivalents totaling $117,521,935.

Fixed Assets, Net of Accumulated Depreciation

Property and equipment are stated at cost less depreciation and impairment losses, if any. Because the Company and Seller are entities under common control, the Property was initially recorded on our Consolidated Balance Sheets at the Seller’s cost less accumulated depreciation. Property and equipment are stated at cost less accumulated depreciation and impairment losses, if any. Because the Company and the Seller are entities under common control, the Property was initially recorded on the Company’s Consolidated Balance Sheets at the Seller’s historical cost less accumulated depreciation. The difference between the purchase consideration and the carrying value of the Property was recorded as an adjustment to accumulated deficit.

Depreciation is recorded on a straight-line basis over useful lives ranging from 3 to 40 years. Repair and maintenance costs are charged to expense when incurred. Renewals and improvements that add value or extend the asset’s useful life are capitalized.

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

Net income Per Share of Common Stock

	For the Three Months Ended		For the Three Months Ended
	March 31, 2025		March 31, 2024
	Class A	Class B	Class A	Class B
Basic net income per share
Numerator:
Net income (loss) attributable to common stock	$5,012,997	$—	$238,107	$2,135,850
Denominator:
Basic weighted average shares outstanding	18,928,585	—	2,090,269	18,750,000
Basic net income per share	0.26	—	0.11	0.11
Diluted net income per share
Numerator:
Net income (loss) attributable to common stock	5,012,997	—	238,107	2,135,850
Denominator:
Basic weighted average common shares used in computing basic net income per common share	18,928,585	—	2,090,269	18,750,000
Add: effect of dilutive stock options	15,000
Add: weighted average of Series A Redeemable Convertible Preferred Stock, as converted	17,391,300	—
Weighted average common shares used in computing diluted net income per common share	36,334,885	—	2,090,269	18,750,000
Weighted average common share outstanding using the two-class method	36,334,885	—	2,090,269	18,750,000
Diluted income applicable to common shareholders per common share	$0.14	$—	$0.11	$0.11

Net income per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the Class A common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value. The calculations above take into account the effect of the Company’s convertible preferred stock on an as-converted basis. When calculating its diluted net income (loss) per share, however, the Company has not considered the effect of the (i) Warrants issued in connection with the Initial Public Offering, and (ii) the Private Placement Warrants since the exercise of such warrants is anti-dilutive.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed consolidated financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2025 and December 31, 2024. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. The ASU provides a practical expedient to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This guidance is effective for annual reporting periods beginning after December 15, 2025, and for interim periods within those annual reporting periods, with early adoption permitted. The amendments in ASU 2025-05 should be applied prospectively. The Company is currently evaluating the impact of this ASU and believes that the adoption will not have a material impact on the condensed consolidated financial statements and related disclosures.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our Consolidated financial statements.

Note 3 – Accrued expense and other current liabilities

Accrued expense and other current liabilities at March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
Accrued operating expenses	$560,549	$142,821
Taxes payable	117,583	22,308
Total Accrued expenses and other current liabilities	678,132	165,129

Note 4 – Related Party Transactions

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

On March 25, 2024, the Company waived the lock-up restrictions set forth in Section 7(a) of that certain letter agreement among the Company, nXgen, and the other initial stockholders with respect to 9,375,000 founder shares held by nXgen, which allows nXgen to transfer any or all of such shares without regard to such restrictions after the completion of our Business Combination, subject to restrictions under applicable securities laws. As of the date of this Quarterly Report, all lock-up restrictions have lapsed.

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

On May 1, 2024, the Company completed its previously announced transaction (the “Equity Forward Transaction” or “Equity Forward”) pursuant to the terms of the Subscription Agreement. The closing of the Equity Forward Transaction was contingent upon the consummation of the Transaction. Prior to the Closing Date, Mr. Ergen assigned the Subscription Agreement in accordance with its terms to a trust established for the benefit of his family (the “Trust”). On the Closing Date, the Company issued and sold to the Trust 17,391,300 shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Preferred Stock”), at an aggregate purchase price of approximately $200 million, or $11.50 per share. The Company used a portion of the proceeds from the Equity Forward Transaction to fund the purchase price for the Property in the Business Combination. As a result of the completion of the Equity Forward Transaction and the issuance of the Preferred Stock, no liability related to the Equity Forward remained outstanding as of March 31, 2025 or December 31, 2024.

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

Related Party Loans

Working Capital Loans

On March 1, 2023, the Company entered into a promissory note with nXgen for working capital purposes, which was subsequently amended and restated, most recently on March 25, 2024, to increase the maximum principal amount available to $900,000. The note was non-interest bearing, matured upon the consummation of the Business Combination, and was repayable only from funds outside the Trust Account. During the year ended December 31, 2024, the Company borrowed $900,000 under the note. As of the Closing Date, the Company repaid the note in full.

Affiliate Revenues

As discussed in Note 1, the Company and Seller entered into the Seller Lease Agreement, pursuant to which DISH, an affiliate of EchoStar, leased the Property from the Company. The Company depends on affiliates of EchoStar for all revenues derived from its real estate operations. Under the Seller Lease Agreement, Seller serves as the tenant, and its obligations under the lease are guaranteed by DISH, an affiliate of the Seller.

Note 5 – Acquisitions

On December 5, 2024, the Company completed the purchase of Red Technologies SAS. The acquisition of Red Technologies SAS was accounted for as a business combination using the acquisition method pursuant to ASC 805, Business Combinations (“ASC 805”). As the acquirer for accounting purposes, the Company estimated the purchase price, assets acquired and liabilities assumed as of the acquisition date, with the excess of the purchase price over the fair value of net assets acquired recognized as goodwill.

The purchase price allocation as of the acquisition date is presented as follows:

Purchase consideration:
Cash paid	$10,623,963
Cash due for holdback	307,480
Contingent Consideration	5,309,130
Total purchase consideration	16,240,573
Purchase price allocation:
Cash	108,852
Accounts Receivable	181,016
PP&E	27,535
Intangible assets	4,500,000
Goodwill	13,611,688
Accounts payable and other current liabilities	(458,800)
Lease liability	—
Deferred tax liability	(1,125,000)
Loans	(604,718)
Fair value of net assets acquired	16,240,573

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill and is primarily attributed to the synergies expected from expanded market opportunities when integrating the acquired an FCC License, a government authorization to use communication frequencies (“Operational License”), with the Company’s offerings as well as acquiring an assembled workforce. The goodwill balance is not deductible for income tax purposes.

As part of the purchase consideration, the Company agreed to make additional payments contingent on the occurrence of certain future events. The contingent consideration is required to be settled in cash and, in accordance with ASC 805-30-25-5 and ASC 480, has been classified as a liability. The fair value of the contingent consideration was estimated at $5,309,130 as of the acquisition date.

As of March 31, 2025, the contingent consideration liability was remeasured to fair value of $5,326,072, based on a probability-weighted discounted cash flow model incorporating expected future payments, a 10% discount rate, and management’s assessment of the likelihood of achieving the remaining milestones. This remeasurement resulted in an increase in fair value of $16,942, which was recorded in earnings within other income (expense), net in the consolidated statement of operations for the three months ended March 31, 2025.

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

Acquisition-related costs were minimal and were expensed as incurred in accordance with ASC 805. See the Company’s annual report on Form 10-K for the period ended December 31, 2024.

The following table summarizes the fair value and useful life of intangible assets acquired in connection with the transaction:

	Fair Value	Useful Life
Founder non-compete	$2,500,000	5 Years
License	2,000,000	Indefinite
Total intangible assets	$4,500,000

Note 6 – Goodwill and Intangible Assets, Net

Goodwill as of March 31, 2025 and December 31, 2024 was $13,611,688 which resulted from the Red Technologies SAS Acquisition (see Note 5) and is included in the Technology & Telecommunications segment.

The following table summarizes intangible assets, net:

	March 31, 2025	December 31, 2024
Founder non-compete	$2,500,000	$2,500,000
License	2,000,000	2,000,000
Total intangible assets	4,500,000	4,500,000
Less: Accumulated Amortization	166,667	—
Total intangible assets, Net	$4,333,333	$4,500,000

The following table summarizes all future amortization expenses for all future years’ ended December 31:

Year Ended	Amount
2025 (remaining 9 months)	$375,000
2026	500,000
2027	500,000
2028	500,000
2029 and beyond	458,333
$2,333,333

Note 7 – Property and Equipment

Property and equipment consisted of the following on our Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024:

	Depreciable Life	March 31,	December 31,
	(in Years)	2025	2024
Buildings and improvements	3 – 40	$19,696,054	$19,695,669
Equipment and furniture	3 – 5	28,303	28,688
Land	—	3,248,608	3,248,608
Buildings and improvements	—	402,173	402,173
Total property and equipment		23,375,138	23,375,138
Accumulated depreciation		(854,646)	(622,115)
Property and equipment, net		$22,520,492	$22,753,023

The depreciation expense for the three months ended March 31, 2025 and 2024 was $232,152 and $0, respectively.

Note 8 – Commitments and Contingencies

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

Note 9 – Income Taxes

The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for net operating loss carryforwards and temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or benefit is the tax incurred for the period plus or minus the change during the period in deferred tax assets and liabilities.

As of December 31, 2024 and March 31, 2025, the Company did not have any unrecognized tax benefits or open tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2024, and March 31, 2025, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows for the quarters ended March 31, 2025 and 2024:

	2025	2024
Statutory federal income tax rate (benefit)	21.0%	21.0%
State Taxes	3.48%	3.48%
Foreign tax effects	(0.07)%	—%
Change in fair value of derivative warrant liabilities and equity forward	(1.42)%	—%
Change in valuation allowance	(19.61)%	(10.3)%
Income tax expense	3.4%	14.2%

Note 10 – Long Term Debt

In May 2021, Bpifrance, acting on behalf of the French State under the France 2030 Investments for the Future program, awarded Red Technologies SAS total financial assistance of approximately €2 million (about $2.3 million) in connection with the DAT5G Project, which supports the development and deployment of private 5G network solutions for French enterprises and local authorities.

The assistance consists of a non-repayable government grant representing about three-quarters of the total amount and a recoverable advance representing the remaining one-quarter, which is classified as a non-interest-bearing note payable. The advance carries no collateral, prepayment, or covenant provisions that would affect its repayment.

Although the program is scheduled to conclude in late 2024, repayments of the recoverable advance are deferred until after completion of the project. Under the terms of the agreement, repayments are to be made in quarterly installments over a period of roughly four years beginning in 2026. If no repayments have been made within ten years following the final disbursement, the Company is released from any remaining repayment obligations.

As of March 31, 2025 and December 31, 2024, the Company had an outstanding principal balance of approximately €0.5 million (about $0.6 million) related to this note payable, which is scheduled to begin repayment in 2026 and be fully repaid by 2031 in accordance with the terms of the Bpifrance agreement.

Note 11 – Stockholders’ Deficit

Class A Common Stock–The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2025, and December 31, 2024, there were 18,928,585 shares of Class A common stock (of which 30,000 shares were Independent Director Shares and not subject to redemption) issued and outstanding, respectively.

Class B Common Stock– The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2025 and December 31, 2024, there were 0 shares of Class B common stock issued and outstanding.

As of March 31, 2025, nXgen owns approximately 99.25% of the Company’s issued and outstanding common stock.

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

The Class B common stock automatically converted into Class A common stock at the time of the Business Combination on a onefor-one basis. See Note 1.

Preferred Stock – The Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025 and December 31, 2024, there were 17,391,300 shares of preferred stock issued and outstanding, respectively. See Note 4.

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

Note 12 – Warrants

As of March 31, 2025 and December 31, 2024, the Company had 18,750,000 Public Warrants and 11,333,333 Private Placement Warrants outstanding. The Public Warrants expire on the fifth anniversary of the Business Combination or earlier upon redemption or liquidation, provided the Company has an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”) covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act).

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

Note 13 – Fair Value Measurements

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

The following tables present information about the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2025 and December 31,2024, and indicate the fair value hierarchy of the valuation inputs the Company utilized to

		March 31,		December 31,
Description	Level	2025	Level	2024
Assets:
Cash equivalents – U.S. Treasury Bills and other Debt securities (< 3 months)	1	$115,200,363	1	$116,533,742
Available for sale debt securities	1	$5,994,975	1	$2,488,000
Equity investments at fair value - EchoStar Holdings	1	$39,719,661	1	$35,562,030
Liabilities:
Contingent Consideration	3	$5,326,072	3	$5,309,130
Private Placement Warrants	2	$453,333	2	$566,666
Public Warrants	2	$750,000	1	$937,500

Cash Equivalents

As of March 31, 2025 and December 31, 2024, the carrying amount of cash equivalents held in the Company’s investment account was equal to or approximated fair value due to their short-term nature and proximity to current market rates. Cash equivalents primarily consist of U.S. Treasury bills and other highly liquid debt securities with original maturities of three months or less.

The Company determines the fair value of its marketable debt instruments in accordance with ASC 820, Fair Value Measurement. Trades executed on or near the measurement date are considered the best evidence of fair value. When quoted prices for identical securities are not available, the Company utilizes matrix pricing or other market-corroborated valuation techniques that consider such factors as par value, coupon rate, credit quality, maturity, and other relevant features.

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

At March 31, 2025, the Company held three available-for-sale debt securities with an aggregate amortized cost of $5,994,773 and a fair value of $5,994,975, resulting in an unrealized loss of $202 recorded in accumulated other comprehensive income (“AOCI”). At December 31, 2024, the Company held one available-for-sale debt security with an amortized cost of $2,488,518 and a fair value of $2,488,000, resulting in an unrealized loss of $518 recorded in AOCI. Management determined that the declines in fair value for both periods were not credit-related under ASC 326-30, as the issuer continues to meet all contractual payment obligations. The Company had no allowance for credit losses, no sales of available for sale debt securities during the year. In performing the credit loss assessment, management considered the issuer’s credit quality, historical timely payment performance, and current market conditions, and concluded that no credit-related impairment existed. The unrealized losses were immaterial and related to securities that had been in a loss position for less than twelve months as of March 31, 2025. Accrued interest receivable on the AFS security is excluded from the amortized cost basis. The Company elected the practical expedient not to measure an allowance for credit losses on accrued interest receivable.

Equity investments at fair value – EchoStar Holdings

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

The asset associated with the equity investment is measured at fair value on the closing of the PIPE investment and on a recurring basis. The subsequent measurement of the equity as of March 31, 2025 and December 31, 2024, is classified as Level 1 due to the use of an observable market quote in an active market under the ticker, SATS. SATS is publicly traded and subject to active market quotations, the Company has determined that its fair value is readily observable in the open market. Accordingly, the fair value of the security is based on quoted market prices in active markets for identical instruments. As such, the security is classified as Level 1 within the fair value hierarchy. The fair value of the PIPE Investment was $43,499,994 as of November 12, 2024. During the year ended December 31, 2024, the Company recognized a decrease in fair value of $7,973,965, resulting in a fair value of $35,526,030 as of December 31, 2024. During the three months ended March 31, 2025, the Company recognized an increase in fair value of $4,157,631, resulting in a fair value of $39,719,661 as of March 31, 2025.

The following tables present the changes in the fair value of equity investments at fair value during the three months ended March 31, 2025 and the year ended December 31, 2024:

Fair value as of November 12, 2024	$43,499,996
Change in fair value	(7,973,965)
Fair value as of December 31, 2024	35,562,030
Change in fair value	4,157,631
Fair Value as of March 31, 2025	$39,719,661

Contingent Consideration

The contingent consideration liability recognized in connection with the acquisition of Red Tech is measured at fair value on a recurring basis and classified as a Level 3 fair value measurement within the fair value hierarchy. The fair value was determined using a probability-weighted discounted cash flow model, which incorporates management’s estimates regarding the likelihood of achieving specified performance milestones, expected timing of payments, and a risk-adjusted discount rate.

Changes in the fair value of the contingent consideration are recognized in earnings within other (income) expense, net in the period of remeasurement.

Changes in the estimated fair value of the contingent consideration liability during the three months ended March 31, 2025 were as follows:

Description	Amount
Balance at December 31, 2024	$5,309,130
Change in fair value	16,942
Balance at March 31, 2025	$5,326,072

Warrants

As of March 31, 2025 and December 31, 2024, the Company’s derivative warrant liabilities were valued at $1,203,333 and $1,504,166, respectively. The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within derivative warrant liabilities on the Consolidated Balance Sheets. The derivative warrant liabilities are initially measured at fair value on the issuance date and subsequently remeasured at fair value on a recurring basis, with changes in fair value recognized in change in fair value of derivative warrant liabilities in the Consolidated Statements of Operations.

The liability associated with the Warrants is measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of March 31, 2025 and December 31, 2024 is classified as Level 2, as the observable market quote under the ticker CNXXW does not reflect an active market due to limited trading volume. Although quoted prices are available, the market is not considered active under ASC 820, and therefore the fair value measurement does not qualify as a Level 1 input.

The following tables present the changes in the fair value of derivative warrant liabilities during the periods ended December 31, 2024 and March 31, 2025:

			Aggregate Warrant
	Private Warrants	Public Warrants	Liability
Fair value as of December 31, 2023	$3,468,000	$5,737,500	$9,205,500
Change in fair value	(1,202,467)	(1,989,375)	(3,191,842)
Fair value as of March 31, 2024	2,265,533	3,748,125	6,013,658
Change in fair value	(1,698,867)	(2,810,625)	(4,509,492)
Fair value as of June 30, 2024	566,666	937,500	1,504,166
Change in fair value	1,813,334	3,000,000	4,813,334
Fair value as of September 30, 2024	2,380,000	3,937,500	6,317,500
Change in fair value	(1,813,334)	(3,000,000)	(4,813,334)
Fair value as of December 31, 2024	566,667	937,500	1,504,166
Change in fair value	(113,333)	(187,500)	(300,833)
Fair value as of March 31, 2025	$453,333	$750,000	$1,203,333

Changes in valuation inputs or other assumptions are recognized in change in fair value of derivative warrant liabilities in the Consolidated Statements of Operations.

During the periods ended March 31, 2025 and December 31, 2024, there were no transfers into or out of the Level 1, Level 2, or Level 3 classifications.

Changes in valuation inputs or other assumptions are recognized in change in fair value of derivative warrant liabilities in the Consolidated Statements of Operations

Note 14 – Stock Compensation

The Company maintains the 2024 Non-Employee Director Stock Incentive Plan (the “Plan”), which authorizes grants of non-statutory stock options to non-employee directors. Options are granted at an exercise price equal to the fair market value of the Company’s common stock on the grant date, vest immediately, and expire ten years from the date of grant unless earlier terminated in accordance with the Plan.

On December 31, 2024, the Company granted stock options to three non-employee directors to purchase an aggregate of 15,000 shares of common stock at an exercise price of $1.46 per share. The options vested immediately on the grant date and expire on December 31, 2029.

The fair value of each option award was estimated on the December 31, 2024 grant date using the Black-Scholes option-pricing model. Because the awards were fully vested on the grant date, the total fair value was recognized as stock-based compensation expense within general and administrative expenses during the year ended December 31, 2024. No stock-based compensation expense related to these awards was recognized during the three months ended March 31, 2025.

No stock options were granted during the three months ended March 31, 2025.

A summary of option activity under the Plan is presented below:

		Weighted-Average	Weighted-Average
Activity	Options	Exercise Price	Remaining Term
Outstanding – beginning of period	$15,000	$1.46	$5
Granted	—	—	—
Exercised/Forfeited	—	—	—
Outstanding – end of period	15,000	1.46	4.75
Exercisable – end of period	$15,000	$1.46	$4.75

The weighted-average grant-date fair value of the options granted on December 31, 2024 was $0.84 per share. Total stock-based compensation expense recognized for these awards was $12,570 during the year ended December 31, 2024. No unrecognized compensation cost remained as of March 31, 2025.

Note 15 – Subsequent Events

The Company evaluated events that have occurred after the Balance Sheet date through January 30, 2026, the date on which the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements, except as described below.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to CONX Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” or “nXgen” refer to nXgen Opportunities, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes related thereto which are included elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” and the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on November 28, 2025.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of Part II, Item 1A of this Quarterly Report and in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on November 28, 2025. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We were incorporated in the State of Nevada as a blank check company on August 26, 2020. Today, we are a diversified operating company seeking opportunities to power the next generation of innovators in communications and connectivity. Our mission is to partner with emerging companies with quality management and strong and differentiated business models with the ability to scale. Our Chairman and Director, Charles W. Ergen, is Chairman and co-founder of EchoStar and DISH and beneficially owned approximately 90.4% of the total voting power of EchoStar’s outstanding shares as of December 22, 2025. Our Chief Executive Officer, Jason Kiser served as Treasurer of DISH from 2008 to 2023, and has been employed by entities owned or controlled by Mr. Ergen for over 35 years.

We are engaged principally in two lines of business:

●Technology & Telecommunications: This line of business includes our spectrum-sharing technologies and services business, which we operate through our subsidiary, RED Technologies; and
●Infrastructure & Real Estate: This line of business includes the operation of our commercial real estate property in Littleton, Colorado, comprising the corporate headquarters of DISH Wireless.

Results of Operations

We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance). We also incur operating expenses related to our business segments. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative warrant liabilities at each reporting period.

Subsequent to the completion of the Business Combination, we generate revenues from rent received under the Seller Lease Agreement. Subsequent to the completion of the acquisition of RED Technologies, RED Technologies generated revenues that were not material to the Company’s results of operations for the period presented.

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

Results for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Rental income	$770,818	$—
Sales income	74,432	—
Total Income	845,250	—
Depreciation and amortization expense	404,276	—
General and administrative expenses	1,023,365	1,072,033
Loss from operations	(582,391)	(1,072,033)
Other income (expense)	—	—
Change in fair value of equity forward	—	(7,000)
Change in fair value of derivative warrant liabilities	300,833	3,191,842
Change in fair value of contingent consideration	(16,942)	—
Change in fair value of equity investment	4,157,631	—
Unrealized gain/loss on cash equivalents held in investment account	(4,759)	—
Interest income and realized gain on cash or cash equivalents	1,333,743	—
Interest income on cash or investments held in Trust Account	—	250,812
Total other income (expense), net	5,770,506	3,435,654
Income before income tax expense	5,188,115	2,363,621
Income tax expense	175,118	10,336
Net income	5,012,997	2,373,957

For the three months ended March 31, 2025, the Company generated total revenues of $845,250, compared to no revenues for the three months ended March 31, 2024. Revenues for the 2025 period consisted of $770,818 of rental income from the Company’s real estate property and $74,432 of sales income from its Red Technology operating subsidiary.

Depreciation and amortization expense was $404,276 for the three months ended March 31, 2025, compared to none for the three months ended March 31, 2024. General and administrative expenses totaled $1,023,365 for the three months ended March 31, 2025, compared to $1,072,033 for the three months ended March 31, 2024. As a result, the Company reported a loss from operations of $582,391 for the three months ended March 31, 2025, compared to a loss from operations of $1,072,033 for the three months ended March 31, 2024.

Other income (expense), net, was $5,770,506 for the three months ended March 31, 2025, compared to income of $3,435,654 for the three months ended March 31, 2024. The change was primarily driven by:

●	a $300,833 gain from the change in fair value of derivative warrant liabilities for the three months ended March 31, 2025, compared to a $3,191,842 gain in the prior year period;
●	a $16,942 loss from the change in fair value of contingent consideration for the 2025 period compared to none in the prior year;
●	a $4,157,631 gain from the change in fair value of an equity investment during the 2025 period relating to the Company’s investment in EchoStar Corporation which was acquired in the fourth quarter of 2024; and
●	$1,333,743 of interest income and realized gains on cash and cash equivalents for the three months ended March 31, 2025 compared to $250,812 for the three months ended March 31, 2024. The increase relates to the increase in the cash balances in 2025.

Income before income taxes was $5,188,115 for the three months ended March 31, 2025, compared to income of $2,363,621 for the three months ended March 31, 2024. After income tax expense of $175,118 for the 2025 period, compared to income tax expense of $10,336 for the same period in 2024, the Company reported net income of $5,012,997 for the three months ended March 31, 2025, compared to net income of $2,373,957 for the three months ended March 31, 2024.

Liquidity and Capital Resources

On November 3, 2020, we consummated our initial public offering (the “Initial Public Offering”) of 75,000,000 Units at a price of $10.00 per Unit generating gross proceeds of $750.0 million. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 11,333,333 Private Placement Warrants to nXgen at a price of $1.50 per warrant, generating gross proceeds of $17 million.

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

On March 1, 2023, nXgen agreed to loan the Company an aggregate of up to $250,000 for working capital purposes. The Company issued a promissory note to nXgen to evidence the loan. On November 2, 2023, the Company issued an amended and restated promissory note (the “Restated Note”) in the principal amount of up to $550,000 to nXgen. The Restated Note amended, restated, replaced and superseded that certain promissory note dated March 1, 2023, in the principal amount of $250,000. On March 25, 2024, the Company issued an amended and restated promissory note (the “Second Restated Note”) to nXgen. The Second Restated Note amended, restated, replaced and superseded the Restated Note to increase the principal amount available for borrowings thereunder from up to $550,000 to up to $900,000. The Second Restated Note did not bear interest, matured on the date of consummation of the Business Combination and was subject to customary events of default. The Second Restated Note was to be repaid only to the extent that the Company had funds available to it outside of its Trust Account established in connection with its Initial Public Offering. As of December 31, 2024, the Company had borrowed $900,000 under the Second Restated Note. As of the May 1, 2024, the Company satisfied and discharged its obligations under the Second Restated Note by repaying in full the principal amount to nXgen.

For the three months ended March 31, 2025, net cash provided by operating activities was $1,218,867, primarily reflecting adjustments for non-cash items such as general and administrative expenses, the change in fair value of derivative warrant liabilities, change in fair value of contingent consideration, interest income earned on investments, and changes in working capital, including accrued expenses and income taxes payable. For the three months ended March 31, 2024, net cash used in operating activities was $405,027.

For the three months ended March 31, 2025, net cash used in investing activities was $3,540,440, which included the purchase of available for sale securities. For the three months ended March 31, 2024, net cash provided by investing activities was $0.

For the three months ended March 31, 2025, net cash used in financing activities was $0. For the three months ended March 31, 2024, net cash provided by financing activities was $500,000 related to the cash received from the working capital loan.

As of March 31, 2025, the Company had cash and cash equivalents of $115,200,363. As of March 31, 2024 we had operating cash of $103,135 and investments held in the Trust Account of $22,216,917.

On May 1, 2024, the Company completed its Asset Acquisition. In addition, on May 1, 2024, the Company completed the Equity Forward Transaction, resulting in cash proceeds to the Company aggregating approximately $200 million. In connection with the Transaction, the Company entered into the Seller Lease Agreement, which results in annual rental revenue of approximately $3 million.

Management has evaluated the Company’s ability to continue as a going concern and determined that the Company’s sources of liquidity will be sufficient to meet its obligations for at least one year from the issuance date of the March 31, 2025 financial statements. Accordingly, no conditions or events raise substantial doubt about the Company’s ability to continue as a going concern.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies, except as described below.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, are recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of March 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, due to the material weakness we have identified in our internal control over financial reporting described in management’s report on internal controls over financial reporting set forth below, our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim unaudited condensed consolidated financial statements will not be prevented, or detected and corrected on a timely basis.

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

Changes In Internal Controls over Financial Reporting

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

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Report are any of the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on November 28, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not Applicable

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

32.1 *	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

CONX CORP.

(Registrant)

CONX CORP.
(Registrant)
Date: January 30, 2026	/s/ Kyle Jason Kiser
Kyle Jason Kiser
Chief Executive Officer
Principal Executive, Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.