Form 10-Q
period 2025-06-30
CONX Corp.
filed 2026-03-16
CIK 1823000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

(303) 472-1542

(phone number)

Securities registered pursuant to Section 12(b) of the Act: None(1)

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

As of March 11, 2026 18,928,585 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

CONX CORP.

Form 10-Q

For the period ended June 30, 2025

CONX CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$115,947,978	$117,521,935
Available for sale debt securities (amortized cost $5,473,630 and $2,488,518 as of June 30, 2025 and December 31, 2024, respectively)	5,473,671	2,488,000
Accounts receivable	—	6,211
Prepaid expenses and current assets	1,234,119	374,861
Total current assets	$122,655,768	$120,391,007
Fixed Assets, net	22,383,683	22,753,023
Rent Receivable	290,106	173,609
Goodwill	13,611,688	13,611,688
Intangible Assets, net	4,208,333	4,500,000
Equity investments at fair value - EchoStar Holdings	42,972,534	35,562,030
Deferred tax asset, net	710,585	1,038,952
Deferred research and development tax credit	230,683	—
Total assets	$207,063,380	$198,030,309
Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$72,917	$920,895
Accrued expenses and other current liabilities	1,167,822	165,129
Deferred Income	228,500	228,500
Contingent Consideration	2,637,373	—
Current portion of long term debt	—	67,500
Total current liabilities	$4,106,612	$1,382,024
Contingent Consideration - non-current	2,816,774	5,309,130
Security deposit	228,500	228,500
Long term debt	656,301	530,752
Deferred tax liability	2,196,833	2,175,234
Convertible preferred stock liability	199,999,950	199,999,950
Derivative warrant liabilities	300,833	1,504,166
Total liabilities	$210,305,803	$211,129,756
Stockholders’ Deficit:
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 18,928,585 shares issued and outstanding at June 30, 2025 and December 31, 2024	1,893	1,893
Additional paid-in capital	34,290	12,570
Accumulated other comprehensive income	133,013	12,814
Accumulated deficit	(3,411,619)	(13,126,724)
Total Stockholders’ Deficit:	(3,242,423)	(13,099,447)
Total Liabilities and Stockholders’ Deficit	$207,063,380	$198,030,309

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CONX CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three months ended June 30,		For the Six months ended June 30,
	2025	2024	2025	2024
Rental income	$750,604	$500,402	1,521,422	$500,402
Sales income	17,461	—	91,893	—
Total Income	768,065	500,402	1,613,315	500,402
Depreciation and amortization expense	265,372	154,758	669,648	154,758
General and administrative expenses	946,927	1,839,724	1,970,292	2,911,758
Loss from operations	(444,234)	(1,494,080)	(1,026,625)	(2,566,114)
Other income (expense)
Change in fair value of equity forward	—	332,000	—	325,000
Change in fair value of derivative warrant liabilities	902,500	4,509,492	1,203,333	7,701,334
Change in fair value of contingent consideration	(128,075)	—	(145,017)	—
Change in fair value of equity investment	3,252,873	—	7,410,504	—
Unrealized gain/loss on cash equivalents held in investment account	5,608	(50,609)	849	(50,609)
Government grant received	217,049	—	217,049	—
Interest income and realized gain on cash or cash equivalents held in investment account	1,333,311	1,602,250	2,667,054	1,602,251
Interest income on cash or investments held in Trust Account	—	69,292	—	320,104
Total other income (expense), net	5,583,266	6,462,425	11,353,772	9,898,080
Income before income tax expense	5,139,032	4,968,345	10,327,147	7,331,966
Income tax expense	436,924	423,068	612,042	412,732
Net income	$4,702,108	$4,545,277	$9,715,105	$6,919,234

Other comprehensive income (loss)
Unrealized gain (loss) on available-for- sale securities	41	—	243	—
Foreign currency translation adjustment	(109,032)	—	119,956	—
Comprehensive income	$4,593,117	$—	9,835,304	$—
Weighted average shares used in computing net income per common share
Class A - Common stock (Basic)	18,928,585	13,315,813	18,928,585	7,672,031
Class A - Common stock (Diluted)	36,326,319	24,910,013	36,323,918	13,437,103
Class B - Common stock (Basic & Diluted)	—	6,250,000	—	12,534,530
Basic net income per common share
Class A - Common stock	$0.13	$0.15	0.27	$0.27
Class B - Common stock	$—	$0.15	—	$0.27
Diluted net income per common share
Class A - Common Stock	$0.13	$0.15	0.27	$0.27
Class B - Common Stock	$—	$0.15	—	$0.27

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CONX CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025
	Class A		Class B
					Other	Additional		Total
					Comprehensive	paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	Income	Capital	Deficit	Deficit
Balance-January 1, 2025	18,928,585	$1,893	—	$—	$12,814	$12,570	$(13,126,724)	$(13,099,447)
Foreign currency translation	—	—	—	—	228,988	—	—	228,988
Unrealized gain on available for sale securities	—	—	—	—	202	—	—	202
Net income	—	—	—	—	—	—	5,012,997	5,012,997
Balance—March 31, 2025 (unaudited)	18,928,585	1,893	—	—	242,004	12,570	(8,113,727)	(7,857,260)
Foreign currency translation	—	—	—	—	(109,032)	—	—	(109,032)
Unrealized gain on available for sale securities	—	—	—	—	41	—	—	41
Stock Compensation expense	—	—	—	—	—	21,720	—	21,720
Net Income	—	—	—	—	—	—	4,702,108	4,702,108
Balance- June 30, 2025 (unaudited)	18,928,585	$1,893	—	$—	$133,013	$34,290	$(3,411,619)	$(3,242,423)

	FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024
	Class A		Class B
					Other	Additional		Total
					Comprehensive	paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	Income (loss)	Capital	Deficit	Deficit
Balance-January 1, 2024	30,000	$3	18,750,000	$1,875	—	—	$(40,031,506)	$(40,029,628)
Accretion Adjustment	—	—	—	—	—	—	(250,812)	(250,812)
Net income	—	—	—	—	—	—	2,373,957	2,373,957
Balance—March 31, 2024 (unaudited)	30,000	3	18,750,000	1,875	—	—	(37,908,361)	(37,906,483)
Accretion Adjustment	—	—	—	—	—	—	75,658	75,658
Deferred Underwriting Fee	—	—	—	—	—	—	26,250,000	26,250,000
Excise Tax imposed on Common Stock Redemption	—	—	—	—	—	—	(221,395)	(221,395)
Class A Shares for Public Shareholders	148,585	15	—	—	—	—	1,561,598	1,561,613
Carry Value and purchase price variance	—	—	—	—	—	—	(3,406,631)	(3,406,631)
Additional paid in capital Conversion of Class B Common Stock	18,750,000	1,875	(18,750,000)	(1,875)	—	—	—	—
Net Income	—	—	—	—	—	—	4,545,277	4,545,277
Balance-June 30, 2024 (unaudited)	18,928,585	$1,893	—	$—	—	—	$(9,103,854)	$(9,101,961)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CONX CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2025	2024
Cash flows from Operating Activities:
Net income	$9,715,105	$6,919,234
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock Compensation expense	21,720	—
Depreciation and amortization expense	669,648	154,759
Change in fair value of contingent consideration	145,017	—
Change in fair value of derivative warrant liabilities	(1,203,333)	(7,701,334)
Unrealized foreign exchange loss	237,106	—
Loss on available for sale securities	23,059	—
Change in fair value of equity investment	(7,410,504)	—
Interest earned on cash or investments held in Trust Account	—	(320,104)
Change in fair value of equity forward liability	—	(325,000)
Changes in operating assets and liabilities:
Prepaid expenses and current assets	(859,258)	(198,250)
Rent Receivable	(116,497)	(43,402)
Accounts receivable	6,211	—
Accounts payable	(847,978)	(60,610)
Accrued expenses and other current liabilities	1,002,693	1,309,427
Deferred research and development tax credit	(230,683)	—
Deferred taxes	349,966	—
Deferred rent	—	228,500
Security deposit	—	228,500
Deferred legal fees	—	(275,000)
Net cash provided by (used in) operating activities	$1,502,272	$(83,280)

Investing Activities
Cash distributed from trust account	—	22,286,208
Purchase of common controlled Building and Land	—	(26,750,000)
Proceeds from sale of available for sale securities	4,500,000	—
Purchases of available for sale securities	(7,508,730)	—
Net cash provided by (used in) investing activities	$(3,008,730)	$(4,463,792)

Financing Activities
Redemption of Class A common stock	—	(20,579,660)
Proceeds from Issuance of Convertible Preferred Stock	—	199,999,950
Repayment of Extension Note	—	(1,708,426)
Proceeds from Working Capital Loan	—	500,000
Repayment of Working Capital Loan	—	(900,000)
Repayment of short-term debt	(67,500)	—
Net cash provided by (used in) financing activities	$(67,500)	$177,311,864

Net change in cash	$(1,573,958)	$172,764,792
Cash and Cash Equivalents—beginning of the period	$117,521,935	$8,162
Cash and Cash Equivalents—end of the period	$115,947,977	$172,772,954
Cash paid for income taxes	$460,425	$32,736
Excise tax liability accrued for common stock redemptions	$—	$221,395

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

CONX Corp. (the “Company” or “we,” “our” or “us”) was incorporated in Nevada on August 26, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or assets. The Company completed an asset acquisition, which, while meeting the definition of a “Business Combination” under the Company’s Articles, was accounted for as an asset acquisition for accounting purposes on May 1, 2024. Subsequent to the closing of the Business Combination, the Company has derived revenues primarily from rent received from our operation of real estate property. On December 5, 2024, the Company completed the purchase of Red Technologies SAS and anticipates to grow through further acquisition opportunities, including, but not limited to, disruptive technologies and additional infrastructure assets.

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

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accounts of the newly formed subsidiaries have been included in the unaudited condensed consolidated financial statements since their respective dates of formation. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed financial statements have been prepared on the same basis as the Company’s annual financial statements for the year ended December 31, 2024. Certain information or footnote disclosures normally included in the unaudited condensed financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s annual report on Form 10-K, as filed with the SEC on November 28, 2025. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the period ended December 31, 2025 or for any future periods.

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

Unrealized gains and losses on available-for-sale securities are recorded in other comprehensive income (loss), net of applicable income taxes, until realized. Realized gains and losses are recognized in other income (expense), net in the condensed consolidated statements of operations when the securities are sold or otherwise disposed of.

The Company evaluates its available-for-sale securities for other-than-temporary impairment at each reporting date. In making this assessment, management considers the duration and severity of any decline in fair value, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting, in accordance with ASC 805. The identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree are recognized at their fair values on the acquisition date. The excess of the consideration transferred over the fair value of net assets acquired is recorded as Goodwill. Acquisition-related costs are expensed as incurred and are included in other expenses in the Condensed Consolidated Statements of Operations.

Intangible Assets

The Company’s intangible assets consist solely of a founder non‑compete agreement and a licensing agreement acquired in the Transaction. These finite‑lived intangible assets are amortized over their estimated useful lives on a straight‑line basis, with amortization expense included in General and Administrative expenses.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash, cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value due to their short-term nature. Financial instruments that are measured at fair value on a recurring basis are recorded at fair value in the unaudited condensed consolidated balance sheets in accordance with FASB ASC Topic 820, “Fair Value Measurements.”

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

The Company operates through two reportable business segments. The Chief Executive Officer has been identified as the Company’s chief operating decision maker (“CODM”) and evaluates segment performance and allocates resources based on segmented financial information.

The Company routinely evaluates whether its operating and reportable segments continue to reflect the way the CODM evaluates the business. The determination is based on: (1) how the Company’s CODM evaluates the performance of the business, including resource allocation decisions, and (2) whether discrete financial information for each operating segment is available.

As of June 30, 2025 and December 31, 2024, the Company’s operating and reportable segments include:

●	Technology & Telecommunications Operations – The Technology & Telecommunications Operations segment is comprised of Red Technologies and derives revenue from providing cloud-based solutions and operated 5G connectivity solutions that democratize access to 5G technology for companies aiming to modernize their communications infrastructure in both the U.S. and European markets.
●	Infrastructure & Real Estate - The Infrastructure & Real Estate segment includes the operation of our commercial Property in Littleton, Colorado, comprising the headquarters of DISH Wireless. We derive revenue primarily from rent received from the operation of real estate property.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews the following key metrics:

For the six months ended June 30, 2025:

By Reportable Segment	France	North America	Consolidated
Revenue	$91,893	$1,521,422	$1,613,315

Depreciation and Amortization	10,932	658,716	669,648
General and administrative expenses	1,066,940	903,352	1,970,292
Other Income	235,387	11,263,402	11,498,789
Other Expenses	18,338	126,679	145,017
Income tax expense	—	612,042	612,042
Net income (loss)	$(750,592)	$10,465,697	$9,715,105

For the three months ended June 30, 2025:

By Reportable Segment	France	North America	Consolidated
Revenue	$17,461	$750,604	$768,065

Depreciation and Amortization	5,469	259,903	265,372
General and administrative expenses	495,509	451,418	946,927
Other Income	235,387	5,471,195	5,706,582
Other Expenses	11,441	111,875	123,316
Income tax expense	—	436,924	436,924
Net income (loss)	$(248,130)	$4,950,238	$4,702,108

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

The Company’s Public and Private Warrants derivative instruments are recorded at fair value as of the Initial Public Offering (November 3, 2020) and re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. Derivative assets and liabilities are classified on the condensed consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the Balance Sheet date. The Company has determined the Warrants are a derivative instrument. As the warrants meet the definition of a derivative, the warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurements and Disclosures,” with changes in fair value recognized in the condensed consolidated statements of operations in the period of change.

The Equity Forward was a liability classified instrument in accordance with ASC 480 because the underlying instrument contains a contingent redemption feature. The Equity Forward was recorded at fair value on the date of issuance and re-valued at each reporting period, with changes in the fair value reported in the condensed consolidated statements of operations.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions include, but are not limited to, fair value measurements, impairment assessments, useful lives of long‑lived assets, valuation of intangible assets, contingent consideration, income taxes, and other items that require judgment. Actual results could differ materially from those estimates as additional information becomes available.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2025, the Company had cash of $684,975 and cash equivalents of $115,263,003 for total cash and cash equivalents of $115,947,978. As of December 31, 2024, the Company had cash of $988,193 and cash equivalents of $116,533,742 for total cash and cash equivalents of $117,521,935.

Fixed Assets, Net of Accumulated Depreciation

Property and equipment are stated at cost less accumulated depreciation and impairment losses, if any. Because the Company and the Seller are entities under common control, the Property was initially recorded on the Company’s Condensed Consolidated Balance Sheets at the Seller’s historical cost less accumulated depreciation. The difference between the purchase consideration and the carrying value of the Property was recorded as an adjustment to accumulated deficit.

Depreciation is recorded on a straight-line basis over useful lives ranging from 3 to 40 years. Repair and maintenance costs are charged to expense when incurred. Renewals and improvements that add value or extend the asset’s useful life are capitalized.

Revenue Recognition

In general, the Company commences rental revenue recognition when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. Contractual rental revenue is reported on a straight-line basis over the term of the lease. Rent Receivable, as reported on the Condensed Consolidated Balance Sheets, represents cumulative rental income earned in excess of rent payments received pursuant to the terms of the lease agreement.

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

Net income Per Share of Common Stock

	For The Three Months ended		For The Three Months ended		For The Six Months Ended		For The Six Months Ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income per share
Numerator:
Allocation of net income (loss)	$4,702,108	$—	$3,093,358	$1,451,919	$9,715,105	$—	$2,627,096	$4,292,138
Less: Net income (loss) allocated to convertible preferred stock	2,251,543	—	1,150,995	540,239	4,651,950	—	583,152	952,750
Net income (loss) attributable to common stock	2,450,565	—	1,942,363	911,681	5,063,155	—	2,043,945	3,339,388
Denominator:
Basic weighted average shares outstanding	18,928,585	—	13,315,813	6,250,000	18,928,585	—	7,672,031	12,534,530
Basic net income per share	0.13	—	0.15	0.15	0.27	—	0.27	0.27
Diluted net income per share
Numerator:
Basic net income (loss) attributable to common stock	2,450,565	—	1,942,363	911,681	5,063,155	—	2,043,945	3,339,388
Add: net income (loss) allocated to convertible preferred stock	2,251,543	—	1,691,233	—	4,651,950	—	1,535,902	—
Net income (loss) applicable to common shareholders	4,702,108	—	3,633,597	911,681	9,715,105	—	3,579,847	3,339,388
Denominator:
Weighted average common shares used in computing diluted net income per common share	18,928,585	—	13,315,813	6,250,000	18,928,585	—	7,672,031	12,534,530
Add: effect of dilutive stock options	6,434	—	—		4,033	—	—	—
Add: weighted average of Series A Redeemable Convertible Preferred Stock, as converted	17,391,300	—	11,594,200	—	17,391,300	—	5,765,072	—
Weighted average common shares used in computing diluted net income per common share	36,326,319	—	24,910,013	6,250,000	36,323,918	—	13,437,103	12,534,530
Diluted income applicable to common shareholders per common share	$0.13	$—	$0.15	$0.15	$0.27	$—	$0.27	$0.27

Net income per share of common stock is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Income and losses are shared pro rata between the two classes of shares. The calculations above take into account the effect of the Company’s convertible preferred stock on an as-converted basis. When calculating its diluted net income per share, however, the Company has not considered the effect of the (i) Warrants issued in connection with the Initial Public Offering, and (ii) the Private Placement Warrants since the exercise of such warrants is anti-dilutive.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed consolidated financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2025 and December 31, 2024. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. The ASU provides a practical expedient to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This guidance is effective for annual reporting periods beginning after December 15, 2025, and for interim periods within those annual reporting periods, with early adoption permitted. The amendments in ASU 2025-05 should be applied prospectively. The Company is currently evaluating the impact of this ASU and believes that the adoption will not have a material impact on the unaudited condensed consolidated financial statements and related disclosures.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our Consolidated financial statements.

Note 3 – Accrued expense and other current liabilities

Accrued expense and other current liabilities at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Accrued operating expenses	$642,405	$142,821
Taxes payable	525,417	22,308
Total Accrued expenses and other current liabilities	1,167,822	165,129

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

On May 1, 2024, the Company completed its previously announced transaction (the “Equity Forward Transaction” or “Equity Forward”) pursuant to the terms of the Subscription Agreement. The closing of the Equity Forward Transaction was contingent upon the consummation of the Transaction. Prior to the Closing Date, Mr. Ergen assigned the Subscription Agreement in accordance with its terms to a trust established for the benefit of his family (the “Trust”). On the Closing Date, the Company issued and sold to the Trust 17,391,300 shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Preferred Stock”), at an aggregate purchase price of approximately $200 million, or $11.50 per share. The Company used a portion of the proceeds from the Equity Forward Transaction to fund the purchase price for the Property in the Business Combination. As a result of the completion of the Equity Forward Transaction and the issuance of the Preferred Stock, no liability related to the Equity Forward remained outstanding as of June 30, 2025 or December 31, 2024.

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

Related Party Receivable

As of the end of the period, the Company recorded a related party receivable of approximately $491,000, included within prepaid expenses and other current assets, related to property taxes paid by CONX Properties LLC on behalf of DISH Wireless LLC.

Under the terms of the triple-net lease agreement, DISH Wireless LLC is responsible for real estate taxes associated with the leased property. CONX Properties LLC paid the property taxes directly to the taxing authorities and subsequently invoiced DISH Wireless LLC for reimbursement. The receivable represents the unpaid portion of the reimbursable property taxes as of period end and is expected to be collected in the ordinary course of business.

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

The purchase price allocation as of the acquisition date is presented as follows:

Purchase consideration:
Cash paid	$10,623,963
Cash due for holdback	307,480
Contingent Consideration	5,309,130
Total purchase consideration	16,240,573
Purchase price allocation:
Cash	108,852
Accounts Receivable	181,016
PP&E	27,535
Intangible assets	4,500,000
Goodwill	13,611,688
Accounts payable and other current liabilities	(458,800)
Deferred income	(1,125,000)
Loans	(604,718)
Fair value of net assets acquired	16,240,573

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

As of June 30, 2025, the fair value of contingent consideration liability was remeasured to fair value of $5,454,147, based on a probability-weighted discounted cash flow model incorporating expected future payments, a 10% discount rate, and management’s assessment of the likelihood of achieving the remaining milestones. This remeasurement resulted in an increase in fair value of $128,075 and $145,017, for the three and six months ended June 30, 2025, respectively, which was recorded in earnings within other income (expense), net in the consolidated statement of operations.

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

The following table summarizes the fair value and useful life of intangible assets acquired in connection with the transaction as of December 31, 2024 and June 30, 2025:

	Fair Value	Useful Life
Founder non-compete	$2,500,000	5 years
License	2,000,000	Indefinite
Total intangible assets	$4,500,000

Note 6 – Goodwill and Intangible Assets, Net

Goodwill as of June 30, 2025 and December 31, 2024 was $13,611,688 which resulted from the Red Technologies SAS Acquisition (see Note 5) and is included in the Technology & Telecommunications segment.

The following table summarizes intangible assets, net:

	June 30, 2025	December 31, 2024
Founder non-compete	$2,500,000	$2,500,000
License	2,000,000	2,000,000
Total intangible assets	4,500,000	4,500,000
Less: Accumulated Amortization	291,667	—
Total intangible assets, Net	$4,208,333	$4,500,000

Amortization expense was $125,000 and $0 for the three months ended June 30, 2025 and 2024, respectively, and $291,667 and $0 for the six months ended June 30, 2025 and 2024, respectively.

The following table summarizes all future amortization expenses for all future years’ ended December 31:

Year Ended	Amount
2025 (6 remaining months)	$250,000
2026	$500,000
2027	$500,000
2028	$500,000
2029 and beyond	$458,333
Total future amortization expense	$2,208,333

Note 7 – Property and Equipment

Property and equipment consisted of the following on our Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024:

	Depreciable Life	June 30,	December 31,
	(in Years)	2025	2024
Buildings and improvements	3 – 40	$19,696,054	$19,695,669
Equipment and furniture	3 – 5	26,397	28,688
Land	—	3,248,608	3,248,608
Land improvements	20	402,173	402,173
Total property and equipment		23,373,232	23,375,138
Accumulated depreciation		(989,549)	(622,115)
Property and equipment, net		$22,383,683	$22,753,023

The depreciation expense for the three and six months ended June 30, 2025 was $98,705 and $377,981, respectively, and the depreciation expense for the three and six months ended June 30, 2024 was $154,759.

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

As of December 31, 2024, and June 30, 2025, the Company did not have any unrecognized tax benefits or open tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2024, and June 30, 2025, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

The Company’s effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, changes in the fair value of derivative warrant liabilities and the equity forward agreement, and changes in the valuation allowance against deferred tax assets. For the three and six months ended June 30, 2025 and 2024, the Company’s effective tax rate was approximately 8.6% and 6.0%, respectively, for 2025 and 8.5% and 5.6%, respectively, for 2024.

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

As of June 30, 2025 and December 31, 2024, the Company had outstanding principal balances of approximately €0.5 million (about $0.6 million) and €0.5 million (about $0.6 million), respectively, related to this note payable. Repayments are expected to begin in 2026 and continue over subsequent years in accordance with the terms of the Bpifrance agreement.

Note 11 – Stockholders’ Deficit

Class A Common Stock–The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, there were 18,928,585 shares of Class A common stock (of which 30,000 shares were Independent Director Shares and not subject to redemption) issued and outstanding.

Class B Common Stock– The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, there were 0 shares of Class B common stock issued and outstanding.

As of June 30, 2025, nXgen owns approximately 99.25% of the Company’s issued and outstanding common stock.

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

Preferred Stock – The Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025 and December 31, 2024, there were 17,391,300 shares of preferred stock issued and outstanding.

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

Note 12 – Warrants

As of June 30, 2025 and December 31, 2024, the Company had 18,750,000 Public Warrants and 11,333,333 Private Placement Warrants outstanding, respectively. The Public Warrants expire on the fifth anniversary of the Business Combination or earlier upon redemption or liquidation, provided the Company has an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”) covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act).

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

The following tables present information about the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, 3 and indicate the fair value hierarchy of the valuation inputs the Company utilized to:

		June 30,		December 31,
Description	Level	2025	Level	2024
Assets:
Cash equivalents – U.S. Treasury Bills and other Debt securities (< 3 months)	1	$115,263,003	1	$116,533,742
Available for sale Debt Security	1	$5,473,671	1	$2,488,518
Equity investments at fair value - EchoStar Holdings	1	$42,972,534	1	$35,562,030
Liabilities:
Contingent Consideration	3	$5,454,147	3	$5,309,130
Private Placement Warrants	2	$113,333	2	$566,666
Public Warrants	2	$187,500	2	$937,500

Cash Equivalents

As of June 30, 2025 and December 31, 2024, the carrying amount of cash equivalents held in the Company’s investment account was equal to or approximated fair value due to their short-term nature and proximity to current market rates. Cash equivalents primarily consist of U.S. Treasury bills and other highly liquid debt securities with original maturities of three months or less.

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

Available for Sale Securities

The Company’s marketable debt securities classified as available-for-sale are carried at fair value, with unrealized gains and losses (net of tax) included in accumulated other comprehensive income. The cost of securities sold is determined using the specific identification method. The Company assesses its available-for-sale investments for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, and if a decline in fair value is deemed other-than-temporary, the amortized cost basis of the security is written down through earnings.

At June 30, 2025, the Company held three available-for-sale debt securities with an amortized cost of $5,473,630 and a fair value of $5,473,671. The Company recorded unrealized gains of $41 and $243 for the three and six months ended June 30, 2025, respectively, which were included in accumulated other comprehensive income. Management determined the decline was not credit-related under ASC 326-30, as the issuer continues to meet all contractual payment obligations. The Company had no allowance for credit losses during the year. In performing the credit loss assessment, management considered the issuer’s credit quality, historical timely payment performance, and current market conditions, and concluded that no credit-related impairment existed. The unrealized losses were immaterial and related to securities that had been in a loss position for less than twelve months as of June 30, 2025. Accrued interest receivable on the AFS security is excluded from the amortized cost basis. The Company elected the practical expedient not to measure an allowance for credit losses on accrued interest receivable.

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

The asset associated with the equity investment is measured at fair value on the closing of the PIPE investment and on a recurring basis. The subsequent measurement of the equity as of June 30, 2025 and December 31, 2024, is classified as Level 1 due to the use of an observable market quote in an active market under the ticker, SATS. SATS is publicly traded and subject to active market quotations, the Company has determined that its fair value is readily observable in the open market. Accordingly, the fair value of the security is based on quoted market prices in active markets for identical instruments. As such, the security is classified as Level 1 within the fair value hierarchy. The fair value of the PIPE Investment was $43,499,996 as of November 12, 2024. During the year ended December 31, 2024, the Company recognized a decrease in fair value of $7,937,966, resulting in a fair value of $35,562,030 as of December 31, 2024. During the three and six months ended June 30, 2025, the Company recognized an increase in fair value of $3,252,873 and $7,410,504, respectively, resulting in a fair value of $42,972,534 as of June 30, 2025.

The following tables present the changes in the fair value of equity investments at fair value during the three and six months ended June 30, 2025 and the year ended December 31, 2024:

Fair value as of November 12, 2024	$43,499,996
Change in fair value	(7,937,966)
Fair value as of December 31, 2024	35,562,030
Change in fair value	4,157,631
Fair Value as of March 31, 2025	39,719,661
Change in fair value	3,252,873
Fair Value as of June 30, 2025	$42,972,534

Contingent Consideration

The contingent consideration liability recognized in connection with the acquisition of Red Technologies is measured at fair value on a recurring basis and classified as a Level 3 fair value measurement within the fair value hierarchy. The fair value was determined using a probability-weighted discounted cash flow model, which incorporates management’s estimates regarding the likelihood of achieving specified performance milestones, expected timing of payments, and a risk-adjusted discount rate.

At December 5, 2024, the estimated fair value of the contingent consideration was approximately $5.3 million. The valuation reflected potential payments totaling up to approximately $6.3 million, payable between 2026 and 2027, with probabilities of achievement ranging from 50% to 100% and a discount rate of 10%. The fair value estimate did not change between December 5 and December 31, 2024, as no new information or events occurred that would have affected management’s assumptions or valuation inputs during that period.

Changes in the fair value of the contingent consideration are recognized in earnings within other (income) expense, net in the period of remeasurement.

Changes in the estimated fair value of the contingent consideration liability during the three and six months ended June 30, 2025 were as follows:

Description
Contingent Consideration as of December 31, 2024	$5,309,130
Change in fair value of contingent consideration	$16,942
Contingent Consideration as of March 31, 2025	$5,326,072
Change in fair value of contingent consideration	$128,075
Contingent Consideration as of June 30, 2025	$5,454,147

Warrants

As of June 30, 2025 and December 31, 2024, the Company’s derivative warrant liabilities were valued at $300,833 and $1,504,166, respectively. The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within derivative warrant liabilities on the Condensed Consolidated Balance Sheets. The derivative warrant liabilities are initially measured at fair value on the issuance date and subsequently remeasured at fair value on a recurring basis, with changes in fair value recognized in change in fair value of derivative warrant liabilities in the Condensed Consolidated Statements of Operations.

The liability associated with the Warrants is measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of June 30, 2025 and December 31, 2024, is classified as Level 2, as the observable market quote under the ticker CNXXW does not reflect an active market due to limited trading volume. Although quoted prices are available, the market is not considered active under ASC 820, and therefore the fair value measurement does not qualify as a Level 1 input.

The following tables present the changes in the fair value of derivative warrant liabilities during the year ended December 31, 2024, and June 30, 2025:

			Aggregate Warrant
	Private Warrants	Public Warrants	Liability
Fair value as of December 31, 2023	$3,468,000	$5,737,500	$9,205,500
Change in fair value	(1,202,467)	(1,989,375)	(3,191,842)
Fair value as of March 31, 2024	2,265,533	3,748,125	6,013,658
Change in fair value	(1,698,867)	(2,810,625)	(4,509,492)
Fair value as of June 30, 2024	566,666	937,500	1,504,166
Change in fair value	1,813,334	3,000,000	4,813,334
Fair value as of September 30, 2024	2,380,000	3,937,500	6,317,500
Change in fair value	(1,813,334)	(3,000,000)	(4,813,334)
Fair value as of December 31, 2024	566,667	937,500	1,504,166
Change in fair value	(113,333)	(187,500)	(300,833)
Fair value as of March 31, 2025	453,334	750,000	1,203,333
Change in fair value	(340,000)	(562,500)	(902,500)
Fair value as of June 30, 2025	$113,334	$187,500	$300,833

Changes in valuation inputs or other assumptions are recognized in change in fair value of derivative warrant liabilities in the Condensed Consolidated Statements of Operations.

During the three and six months ended June 30, 2025 and year ended December 31, 2024, there were no transfers into or out of the Level 1, Level 2, or Level 3 classifications.

Changes in valuation inputs or other assumptions are recognized in change in fair value of derivative warrant liabilities in the Condensed Consolidated Statements of Operations

Note 14 – Stock Compensation

The Company maintains the Amended and Restated 2024 Director Stock Incentive Plan (the “Plan”), which authorizes grants of non-statutory stock options to its directors. Options are granted at an exercise price equal to the fair market value of the Company’s common stock on the grant date, vest immediately, and expire ten years from the date of grant unless earlier terminated in accordance with the Plan.

On December 31, 2024, the Company granted stock options to three non-employee directors to purchase an aggregate of 15,000 shares of common stock at an exercise price of $1.46 per share. On April 1, 2025, the Company granted stock options to its directors to purchase an aggregate of 35,000 shares of common stock at an exercise price of $1.52 per share. All options vested immediately on their respective grant dates and have a contractual term of five years.

The fair value of each option award was estimated on the grant date using the Black-Scholes option-pricing model, which requires management to make assumptions regarding certain variables that materially affect the fair-value estimate. Because the awards were fully vested on the grant date, the total fair value was recognized as stock-based compensation expense within general and administrative expenses.

Black-Scholes Assumptions are as follows:

Assumptions	June 30, 2025	December 31, 2024
Stock Price on Grant Date	$1.52	$1.46
Exercise Price	$1.52	$1.46
Volatility	49.44%	63.49%
Expected Term	5 years	5 years
Risk-free interest rate	3.91%	4.38%
Expected Dividend Yield	0.00%	0.00%

A summary of option activity under the Plan is presented below:

		Weighted-Average	Weighted-Average
Activity	Options	Exercise Price	Remaining Term
Outstanding as of December 31, 2024	15,000	$1.46	$5.00
Options granted	35,000	1.52	4.75
Exercised/Forfeited	—	—	—
Outstanding as of June 30, 2025	50,000	$1.50	4.67
Exercisable as of June 30, 2025	50,000	$1.50	$4.67

The weighted-average grant-date fair value of options granted during the quarter was $1.52 per share. Total stock-based compensation expense of $21,720 was recognized for the quarter ended June 30, 2025, and no unrecognized compensation cost remained as of June 30, 2025.

Note 15 – Subsequent Events

The Company evaluated events that have occurred after the Balance Sheet date through March 16, 2026, the date on which the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements, except as described below.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to CONX Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to nXgen Opportunities, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes related thereto which are included elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” and the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on November 28, 2025.

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

Results for the three and six months ended June 30, 2025 and June 30, 2024

	For the Three months ended June 30,		For the Six months ended June 30,
	2025	2024	2025	2024
Rental income	$750,604	$500,402	$1,521,422	$500,402
Sales income	17,461	—	91,893	—
Total Income	768,065	500,402	1,613,315	500,402
Depreciation and amortization expense	265,372	154,758	669,648	154,758
General and administrative expenses	946,927	1,839,724	1,970,292	2,911,758
Loss from operations	(444,234)	(1,494,080)	(1,026,625)	(2,566,114)
Other income (expense)
Change in fair value of equity forward	—	332,000	—	325,000
Change in fair value of derivative warrant liabilities	902,500	4,509,492	1,203,333	7,701,334
Change in fair value of contingent consideration	(128,075)	—	(145,017)	—
Change in fair value of equity investment	3,252,873	—	7,410,504	—
Unrealized gain/loss on cash equivalents held in investment account	5,608	(50,609)	849	(50,609)
Government grant received	217,049	—	217,049	—
Interest income and realized gain on cash or cash equivalents held in investment account	1,333,311	1,602,250	2,667,054	1,602,251
Interest income on cash or investments held in Trust Account	—	69,292	—	320,104
Total other income (expense), net	5,583,266	6,462,425	11,353,772	9,898,080
Income before income tax expense	5,139,032	4,968,345	10,327,147	7,331,966
Income tax expense	436,924	423,068	612,042	412,732
Net income	4,702,108	4,545,277	9,715,105	6,919,234

For the three and six months ended June 30, 2025, the Company generated total revenues of $768,065 and $1,613,315, respectively, compared to $500,402 for the three and six months ended June 30, 2024, representing increases of $267,663 and $1,112,913. Revenues for the 2025 period consisted of $750,604 and $1,521,422 of rental income from the Company’s real estate property, an increase of $250,202 and $1,021,020 compared to the prior-year periods, and $17,461 and $91,893 of sales income from its operating subsidiary, reflecting increases of $17,461 and $91,893, respectively. The increase was primarily due to three full months of rental income in the current period compared to two months in the prior-year period, as the building was purchased on May 1, 2024.

Depreciation and amortization expense was $265,372 and $669,648 for the three and six months ended June 30, 2025, respectively, compared to $154,758 for the three and six months ended June 30, 2024, representing increases of $110,614 and $514,890, respectively. The increase was primarily due to the building placed in service in May 2024, as discussed above.

General and administrative expenses totaled $946,927 and $1,970,292 for the three and six months ended June 30, 2025, respectively, compared to $1,839,724 and $2,911,758 for the three and six months ended June 30, 2024, representing decreases of $892,797 and $941,466. As a result, the Company reported a loss from operations of $444,234 and $1,026,625 for the three and six months ended June 30, 2025, respectively, compared to losses of $1,494,080 and $2,566,114 in the prior-year periods, reflecting decreases in loss of $1,049,846 and $1,539,489. The decrease in general and administrative expenses was primarily attributable to higher professional fees incurred in the prior-year periods.

Other income (expense), net, was $5,583,266 and $11,353,772 for the three and six months ended June 30, 2025, compared to $6,462,425 and $9,898,080 in the prior-year periods. The change was driven primarily by a $3,606,992 and $6,498,001 decrease in gains from the change in fair value of derivative warrant liabilities for the three- and six-month periods ended June 30, 2025, increases of $3,252,873 and $7,410,504 in gains from the change in fair value of an equity investment for the three- and six-month periods, and changes in interest income and realized gains on cash and cash equivalents, which decreased $268,939 for the three-month period but increased $1,064,803 million for the six-month period. Unrealized gains on cash equivalents improved but were not a significant driver of the overall change.

As a result, the Company reported net income of $4,702,108 and $9,715,105 for the three- and six- month periods ended June 30, 2025, respectively, compared to $4,545,277 and $6,919,234 for the three- and six- month periods ended June 30, 2024, representing a decrease of $156,831 for the three-month period and an increase of $2,795,871 for the six-month period.

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

For the six months ended June 30, 2025, net cash provided by operating activities was $1,502,272, primarily reflecting non-cash adjustments including changes in the fair value of derivative warrant liabilities and equity investments, depreciation and amortization, stock-based compensation, interest income earned on investments, and changes in working capital, including accrued expenses, deferred income, prepaid expenses, and income tax–related balances. For the six months ended June 30, 2024, net cash used in operating activities was approximately $83,280, primarily driven by changes in working capital and non-cash items during the period.

For the six months ended June 30, 2025, net cash used in investing activities was $3,008,730, consisting solely of the purchase and sale of available-for-sale securities. For the six months ended June 30, 2024, net cash used in investing activities was $4,463,792, primarily attributable to cash distributed from the Trust Account, partially offset by the purchase of a common-controlled building and land.

For the six months ended June 30, 2025, net cash used in financing activities was $67,500, due to repayment of short-term debt. For the six months ended June 30, 2024, net cash provided by financing activities was $177,311,864, primarily due to the proceeds from issuance of convertible preferred stock.

As of June 30, 2025, the Company had cash and cash equivalents of $115,947,978. As of December 31, 2024, the Company had cash and cash equivalents of $117,521,935.

On May 1, 2024, the Company completed its Asset Acquisition. In addition, on May 1, 2024, the Company completed the Equity Forward Transaction, resulting in cash proceeds to the Company aggregating approximately $200 million. In connection with the

Transaction, the Company entered into the Seller Lease Agreement, which results in annual rental revenue of approximately $3 million.

Management has evaluated the Company’s ability to continue as a going concern and determined that the Company’s sources of liquidity will be sufficient to meet its obligations for at least one year from the issuance date of the June 30, 2025 financial statements. Accordingly, no conditions or events raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, are recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of June 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, due to the material weakness we have identified in our internal control over financial reporting described in management’s report on internal controls over financial reporting set forth below, our disclosure controls and procedures were not effective.

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

CONX CORP.

(Registrant)

CONX CORP.
(Registrant)
Date: March 16, 2026	/s/ Kyle Jason Kiser
Kyle Jason Kiser
Chief Executive Officer
Principal Executive, Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.