Form 10-Q
period 2025-09-30
CONX Corp.
filed 2026-04-13
CIK 1823000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of April 8, 2026, 18,928,585 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

CONX CORP.

Form 10-Q

For the period ended September 30, 2025

INDEX

Item 1.	Financial Statements:	PAGE

	Condensed Consolidated Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024	2

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024	3

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2025 and 2024	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024	5

	Unaudited Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Mine Safe Disclosures	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

Signatures		33

CONX CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$113,020,090	$117,521,935
Available for sale debt securities (amortized cost $9,603,971 and $2,488,518 as of September 30, 2025 and December 31, 2024, respectively)	9,603,891	2,488,000
Accounts receivable	10,282	6,211
Prepaid expenses and current assets	980,808	374,861
Total current assets	$123,615,071	$120,391,007
Property and Equipment, net	22,183,137	22,753,023
Rent receivable	346,069	173,609
Goodwill	13,611,688	13,611,688
Intangible assets, net	4,083,333	4,500,000
Equity investments at fair value - EchoStar Holdings	118,461,468	35,562,030
Deferred tax asset, net	859,697	1,038,952
Deferred research and development tax credit	346,304	—
Total assets	$283,506,767	$198,030,309
Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$35,088	$920,895
Accrued expenses and other current liabilities	1,278,653	165,129
Deferred income	233,070	228,500
Contingent consideration	2,701,498	—
Current portion of long term debt	—	67,500
Total current liabilities	$4,248,309	$1,382,024
Contingent consideration - non-current	2,885,262	5,309,130
Security deposit	228,500	228,500
Long term debt	656,848	530,752
Deferred tax liability	20,490,213	2,175,234
Convertible preferred stock liability	199,999,950	199,999,950
Derivative warrant liabilities	—	1,504,166
Total liabilities	$228,509,082	$211,129,756
Stockholders’ Deficit:
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 18,928,585 shares issued and outstanding at September 30, 2025 and December 31, 2024	1,893	1,893
Additional paid-in capital	34,290	12,570
Accumulated other comprehensive income	117,415	12,814
Retained earnings (Accumulated deficit)	54,844,087	(13,126,724)
Total Stockholders’ Equity (Deficit):	54,997,685	(13,099,447)
Total Liabilities and Stockholders’ Equity (Deficit)	$283,506,767	$198,030,309

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CONX CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Rental income	$730,388	$750,604	2,251,810	$1,251,006
Sales income	248,959	—	340,852	—
Total Income	979,347	750,604	2,592,662	1,251,006
Depreciation and amortization expense	325,559	232,144	995,207	386,902
General and administrative expenses	1,174,767	1,675,027	3,145,055	4,586,784
Loss from operations	(520,979)	(1,156,567)	(1,547,600)	(3,722,680)
Other income (expense)
Change in fair value of equity forward	—	—	—	325,000
Change in fair value of derivative warrant liabilities	300,833	(4,813,334)	1,504,166	2,888,000
Change in fair value of contingent consideration	(132,613)	—	(277,630)	—
Change in fair value of equity investment	75,488,934	—	82,899,438	—
Unrealized gain/loss on cash equivalents held in investment account	5,771	49,942	6,620	(667)
Government grant received	114,569	—	331,618	—
Interest income and realized gain on cash or cash equivalents held in investment account	1,348,384	2,427,879	4,015,438	4,030,130
Interest income on cash or investments held in Trust Account	—	—	—	320,104
Total other income (expense), net	77,125,878	(2,335,513)	88,479,650	7,562,567
Income before income tax expense	76,604,899	(3,492,080)	86,932,050	3,839,887
Income tax expense	18,349,193	(63,384)	18,961,235	349,348
Net income (loss)	$58,255,706	$(3,428,696)	$67,970,815	$3,490,539

Other comprehensive income (loss)
Unrealized gain (loss) on available-for- sale securities	—	—	243	—
Foreign currency translation adjustment	(15,598)	—	104,358	—
Comprehensive income	$58,240,108	$(3,428,696)	68,075,416	$3,490,539
Weighted average shares used in computing net income per common share
Class A - Common stock (Basic)	18,928,585	18,928,585	18,928,585	11,465,449
Class A - Common stock (Diluted)	36,329,278	—	36,327,011	21,148,517
Class B - Common stock (Basic & Diluted)	—	—	—	8,310,440
Basic net income per common share
Class A - Common stock	$1.60	$(0.18)	1.87	$0.12
Class B - Common stock	$—	$—	—	$0.12
Diluted net income per common share
Class A - Common Stock	$1.60	$—	1.87	$0.12
Class B - Common Stock	$—	$—	—	$0.12

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CONX CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025
	Class A		Class B
						Other Accumulated	Retained Earnings	Total
					Additional	Comprehensive	(Accumulated	shareholders’
	Shares	Amount	Shares	Amount	Paid - in Capital	Income (loss)	Deficit)	equity (deficit)
Balance-January 1, 2025	18,928,585	1,893	—	—	12,570	12,814	(13,126,724)	(13,099,447)
Foreign currency translation	—	—	—	—	—	228,988	—	228,988
Unrealized gain on available for sale securities	—	—	—	—	—	202	—	202
Net income	—	—	—	—	—	—	5,012,997	5,012,997
Balance—March 31, 2025 (unaudited)	18,928,585	1,893	—	—	12,570	242,004	(8,113,727)	(7,857,260)
Foreign currency translation	—	—	—	—	—	(109,032)	—	(109,032)
Unrealized gain on available for sale securities	—	—	—	—	—	41	—	41
Stock compensation expense	—	—	—	—	21,720	—	—	21,720
Net Income	—	—	—	—	—	—	4,702,108	4,702,108
Balance- June 30, 2025 (unaudited)	18,928,585	1,893	—	—	34,290	133,013	(3,411,619)	(3,242,423)
Foreign currency translation	—	—	—	—	—	(15,598)	—	(15,598)
Stock compensation expense	—	—	—	—	—	—	—	—
Net Income	—	—	—	—	—	—	58,255,706	58,255,706
Balance- September 30, 2025 (unaudited)	18,928,585	1,893	—	—	34,290	117,415	54,844,087	54,997,685

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024
	Class A Common		Class B
	Stock				Other Accumulated	Additional		Total
					Comprehensive	paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	Income (loss)	Capital	Deficit	equity
Balance-January 1, 2024	30,000	3	18,750,000	1,875	—	—	(40,031,506)	(40,029,628)
Accretion Adjustment	—	—	—	—	—	—	(250,812)	(250,812)
Net Income (loss)	—	—	—	—	—	—	2,373,957	2,373,957
Balance—March 31, 2024 (unaudited)	30,000	3	18,750,000	1,875	—	—	(37,908,361)	(37,906,483)
Accretion Adjustment	—	—	—	—	—	—	75,658	75,658
Deferred Underwriting Fee	—	—	—	—	—	—	26,250,000	26,250,000
Excise Tax imposed on Common Stock Redemption	—	—	—	—	—	—	(221,395)	(221,395)
Class A Shares for Public Shareholders	148,585	15	—	—	—	—	1,561,598	1,561,613
Carry Value and purchase price variance	—	—	—	—	—	—	(3,406,631)	(3,406,631)
Additional paid in capital Conversion of Class B Common Stock	18,750,000	1,875	(18,750,000)	(1,875)	—	—	—	—
Net Income	—	—	—	—	—	—	4,545,277	4,545,277
Balance-June 30, 2024 (unaudited)	18,928,585	1,893	—	—	—	—	(9,103,854)	(9,101,961)
Net Income (loss)	—	—	—	—	—	—	(3,428,696)	(3,428,696)
Balance September 30, 2024 (unaudited)	18,928,585	1,893	—	—	—	—	(12,532,550)	(12,530,657)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CONX CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from Operating Activities:
Net income	$67,970,815	$3,490,539
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	21,720	—
Depreciation and amortization expense	995,208	386,902
Change in fair value of contingent consideration	277,630	—
Change in fair value of derivative warrant liabilities	(1,504,166)	(2,888,000)
Foreign exchange remeasurement gain	222,039	—
Loss on available for sale securities	17,838	—
Change in fair value of equity investment	(82,899,438)	—
Interest earned on cash or investments held in Trust Account	—	(320,104)
Change in fair value of equity forward liability	—	(325,000)
Deferred taxes	18,494,234	—
Changes in operating assets and liabilities:
Prepaid expenses and current assets	(605,947)	(19,126)
Rent receivable	(172,460)	(108,506)
Accounts receivable	(4,071)	—
Accounts payable	(885,807)	68,087
Accrued expenses and other current liabilities	1,113,524	2,021,040
Deferred research and development tax credit	(346,304)	—
Deferred rent	4,570	228,500
Security deposit	—	228,500
Deferred legal fees	—	(275,000)
Income taxes payable	—	248,200
Net cash provided by operating activities	$2,699,385	$2,736,032
Investing Activities:
Cash distributed from trust account	—	22,286,208
Purchase of common controlled Building and Land	—	(26,750,000)
Proceeds from sale of available-for-sale securities	8,475,000	—
Purchases of available-for-sale securities	(15,608,730)	—
Net cash provided by (used in) investing activities	$(7,133,730)	$(4,463,792)
Financing Activities:
Redemption of Class A common stock	—	(20,579,660)
Proceeds from Issuance of Convertible Preferred Stock	—	199,999,950
Repayment of Extension Note	—	(1,708,426)
Proceeds from Working Capital Loan	—	500,000
Repayment of Working Capital Loan	—	(900,000)
Repayment of short-term debt	(67,500)	—
Net cash provided by (used in) financing activities	$(67,500)	$177,311,864
Net change in cash	$(4,501,845)	$175,584,105
Cash and Cash Equivalents—beginning of the period	$117,521,935	$8,162
Cash and Cash Equivalents—end of the period	$113,020,090	$175,592,267
Cash paid for income taxes	$—	$80,550
Excise tax liability accrued for common stock redemptions	$—	$221,393

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s annual report on Form 10-K, as filed with the SEC on November 28, 2025. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the period ended December 31, 2025 or for any future periods.

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Segment Reporting

The Company operates through two reportable business segments. The Chief Executive Officer has been identified as the Company’s chief operating decision maker (“CODM”) and evaluates segment performance and allocates resources based on segmented financial information. The Company’s reportable segments are not necessarily geographical segments, although they may currently align with the regions in which the Company operates.

The Company routinely evaluates whether its operating and reportable segments continue to reflect the way the CODM evaluates the business. The determination is based on: (1) how the Company’s CODM evaluates the performance of the business, including resource allocation decisions, and (2) whether discrete financial information for each operating segment is available.

As of September 30, 2025 and December 31,2024, the Company’s operating and reportable segments include:

●	Technology & Telecommunications Operations – The Technology & Telecommunications Operations segment is comprised of Red Technologies and derives revenue from providing cloud-based solutions and operated 5G connectivity solutions that democratize access to 5G technology for companies aiming to modernize their communications infrastructure in both the U.S. and European markets.
●	Infrastructure & Real Estate - The Infrastructure & Real Estate segment includes the operation of our commercial property in Littleton, Colorado, comprising the headquarters of DISH Wireless. We derive revenue primarily from rent received from the operation of real estate property

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews the following key metrics:

For the nine months ended September 30, 2025:

	Technology
	& Telecommunications	Infrastructure &
By Reportable Segment	Operations	Real Estate	Consolidated
Revenue	$340,852	$2,251,810	$2,592,662
Depreciation and Amortization	15,902	979,306	995,207
General and administrative expenses	1,599,677	1,545,377	3,145,055
Other Income	331,618	88,425,662	88,757,280
Other Expenses	48,895	228,735	277,630
Income tax expense	—	18,961,235	18,961,235
Net income (loss)	$(992,004)	$68,962,819	$67,970,815

For the three months ended September 30, 2025:

	Technology
	& Telecommunications	Infrastructure &
By Reportable Segment	Operations	Real Estate	Consolidated
Revenue	$248,959	$730,388	$979,347
Depreciation and Amortization	4,970	320,589	325,559
General and administrative expenses	532,740	642,027	1,174,767
Other Income	96,231	77,162,260	77,258,491
Other Expenses	30,557	102,056	132,613
Income tax expense	—	18,349,193	18,349,193
Net income (loss)	$(223,077)	$58,478,783	$58,255,706

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

The Equity Forward was a liability classified instrument in accordance with ASC 480 because the underlying instrument contains a contingent redemption feature. The Equity Forward was recorded at fair value on the date of issuance and re-valued at each reporting period, with changes in the fair value reported in the unaudited condensed consolidated statements of operations.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2025, the Company had cash of $577,429 and cash equivalents of $112,442,661 for total cash and cash equivalents of 113,020,090. As of December 31, 2024, the Company had cash of $988,193 and cash equivalents of $116,533,742 for total cash and cash equivalents of $117,521,935.

Property and Equipment, Net of Accumulated Depreciation

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company evaluates estimated expected credit losses and may record an allowance for doubtful accounts in accordance with ASC 326, which is based on historical collection experience, the aging of receivables, customer credit quality, and current and expected economic conditions.

Net income Per Share of Common Stock

	For The Three Months ended		For The Three Months ended		For The Nine Months Ended		For The Nine Months Ended
	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per share
Numerator:
Allocation of net income (loss)	$58,255,706	—	$(3,428,696)	—	$67,970,815	—	$2,023,707	$1,466,832
Less: Net income (loss) allocated to convertible preferred stock	27,894,980	—	-	—	32,546,932	—	665,186	482,143
Net income (loss) attributable to common stock	30,360,726	—	(3,428,696)	—	35,423,883	—	1,358,520	984,689
Denominator:
Basic weighted average shares outstanding	18,928,585	—	18,928,585	—	18,928,585	—	11,465,449	8,310,440
Basic net income (loss) per share	1.60	—	(0.18)	—	1.87	—	0.12	0.12
Diluted net income (loss) per share
Numerator:
Basic net income (loss) attributable to common stock	30,360,726	—	(3,428,696)	—	35,423,883	—	1,358,520	984,689
Add: net income (loss) allocated to convertible preferred stock	27,894,980	—	—	—	32,546,932	—	1,147,329	—
Net income (loss) applicable to common shareholders	58,255,706	—	(3,428,696)	—	67,970,815	—	2,505,850	984,689
Denominator:
Basic weighted average common shares used in computing basic net income per common share	18,928,585	—	18,928,585	—	18,928,585	—	11,465,449	8,310,440
Add: effect of dilutive stock options	9,393	—	—	—	7,126	—	—	—
Add: weighted average of Series A Redeemable Convertible Preferred Stock, as converted	17,391,300	—	—	—	17,391,300	—	9,683,068	—
Weighted average common shares used in computing diluted net income (loss) per common share	36,329,278	—	18,928,585	—	36,327,011	—	21,148,517	8,310,440
Diluted income (loss) applicable to common shareholders per common share	$1.60	$—	$(0.18)	$—	$1.87	$—	$0.12	$0.12

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed consolidated financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2025 and December 31, 2024. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Note 3 – Accrued expense and other current liabilities

Accrued expense and other current liabilities at September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Accrued operating expenses	$1,053,928	$142,821
Taxes payable	224,725	22,308
Total Accrued expenses and other current liabilities	1,278,653	165,129

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

On May 1, 2024, the Company completed its previously announced transaction (the “Equity Forward Transaction” or “Equity Forward”) pursuant to the terms of the Subscription Agreement. The closing of the Equity Forward Transaction was contingent upon the consummation of the Transaction. Prior to the Closing Date, Mr. Ergen assigned the Subscription Agreement in accordance with its terms to a trust established for the benefit of his family (the “Trust”). On the Closing Date, the Company issued and sold to the Trust 17,391,300 shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Preferred Stock”), at an aggregate purchase price of approximately $200 million, or $11.50 per share. The Company used a portion of the proceeds from the Equity Forward Transaction to fund the purchase price for the Property in the Business Combination. As a result of the completion of the Equity Forward Transaction and the issuance of the Preferred Stock, no liability related to the Equity Forward remained outstanding as of September 30, 2025 or December 31, 2024.

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

As of September 30, 2025, the fair value of contingent consideration liability was remeasured to fair value of $5,586,760, based on a probability-weighted discounted cash flow model incorporating expected future payments, a 10% discount rate, and management’s assessment of the likelihood of achieving the remaining milestones. This remeasurement resulted in an increase in fair value of $132,610 and $277,630, for the three and nine months ended September 30, 2025, respectively, which was recorded in earnings within other income (expense), net in the consolidated statement of operations

In connection with the acquisition, the Company entered into employment agreements with key members of the acquiree’s management team. The agreements are indefinite-term contracts under French law and provide for fixed gross monthly salaries of €16,500 and discretionary bonuses of €1,500 per patent filed. These agreements provide for continued employment and payments contingent on post-closing service. The Company evaluated the arrangements in accordance with ASC 805, Business Combinations, and determined that the service-contingent payments represent compensation for post-combination services rather than consideration transferred. Accordingly, related costs will be recognized as compensation expense over the applicable service periods.

Acquisition-related costs were minimal and were expensed as incurred in accordance with ASC 805. See the Company’s annual report on Form 10-K for the period ended December 31, 2024

The following table summarizes the fair value and useful life of intangible assets acquired in connection with the transaction as of December 31, 2024 and September 30, 2025:

	Fair Value	Useful Life
Founder non-compete	$2,500,000	5 years
License	2,000,000	Indefinite
Total intangible assets	$4,500,000

Note 6 – Goodwill and Intangible Assets, Net

Goodwill as of September 30, 2025 and December 31, 2024 was $13,611,688 which resulted from the Red Technologies SAS Acquisition (see Note 5) and is included in the Technology & Telecommunications segment.

The following table summarizes intangible assets, net:

	September 30, 2025	December 31, 2024
Founder non-compete	$2,500,000	$2,500,000
License	2,000,000	2,000,000
Total intangible assets	4,500,000	4,500,000
Less: Accumulated Amortization	416,667	—
Total intangible assets, Net	$4,083,333	$4,500,000

As presented in the table above, the Company’s intangible assets consist of a founder non-compete agreement and a regulatory license. The non-compete has a finite useful life of five years and is amortized on a straight-line basis over that period. The FCC license is considered to have an indefinite useful life and is not amortized but is evaluated for impairment annually.

Amortization expense was $125,000 and $0 for the three months ended September 30, 2025 and 2024, respectively, and $416,667 and $0 for the nine months ended September 30, 2025 and 2024, respectively

The following table summarizes all future amortization expenses for all future years’ ended December 31:

Year Ended	Amount
2025 (3 remaining months)	$125,000
2026	$500,000
2027	$500,000
2028	$500,000
2029 and beyond	$458,333
Total future amortization expense	$2,083,333

Note 7 – Property and Equipment

Property and equipment consisted of the following on our Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024:

	Depreciable Life	September 30,	December 31,
	(in Years)	2025	2024
Buildings and improvements	3 – 40	$19,696,054	$19,695,669
Equipment and furniture	3 – 5	28,303	28,688
Land	—	3,248,608	3,248,608
Land improvements	20	402,173	402,173
Total property and equipment		23,375,138	23,375,138
Accumulated depreciation		(1,192,001)	(622,115)
Property and equipment, net		$22,183,137	$22,753,023

The depreciation expense for the three and nine months ended September 30, 2025 was $200,559 and $578,541 respectively and the depreciation expense for the three and nine months ended September 30, 2024 was $232,144 and $386,902, respectively.

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

As of December 31, 2024 and September 30, 2025, the Company did not have any unrecognized tax benefits or open tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2024, and September 30, 2025, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

The Company’s effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, changes in the fair value of derivative warrant liabilities and the equity forward agreement, and changes in the valuation allowance against deferred tax assets, including the release of a valuation allowance recognized as a discrete item during the period. During the three months ended September 30, 2025, the Company recorded a discrete income tax benefit related to the release of a valuation allowance, which was recognized as a discrete item in the period and not included in the estimated annual effective tax rate. For the three and nine months ended September 30, 2025 and 2024, the Company’s effective tax rate was approximately 24.0% and 21.8%, respectively, for 2025 and 1.8% and 9.1%, respectively, for 2024.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions, including immediate expensing for domestic research expenditures. Additionally, the OBBBA allows accelerated tax deductions for qualified property. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has included the impact of the OBBBA on its condensed consolidated financial statements.

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

As of September 30, 2025 and December 31, 2024, the Company had outstanding principal balances of approximately €0.5 million (about $0.6 million) and €0.5 million (about $0.6 million), respectively, related to this note payable. Repayments are expected to begin in 2026 and continue over subsequent years in accordance with the terms of the Bpifrance agreement.

Note 11 – Stockholders’ Deficit

Class A Common Stock–The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2025, and December 31, 2024, there were 18,928,585 shares of Class A common stock (of which 30,000 shares were Independent Director Shares and not subject to redemption) issued and outstanding.

Class B Common Stock– The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2025, and December 31, 2024, there were 0 shares of Class B common stock issued and outstanding,

As of September 30, 2025, nXgen owns approximately 99.25% of the Company’s issued and outstanding common stock.

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

Preferred Stock – The Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025 and December 31, 2024, there were 17,391,300 shares of preferred stock issued and outstanding.

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

Note 12 – Warrants

As of September 30, 2025 and December 31, 2024, the Company had 18,750,000 Public Warrants and 11,333,333 Private Placement Warrants outstanding, respectively. The Public Warrants expire on the fifth anniversary of the Business Combination or earlier upon redemption or liquidation, provided the Company has an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”) covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act).

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

The following tables present information about the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation inputs the Company utilized to

		September 30,		December 31,
Description	Level	2025	Level	2024
Assets:
Cash equivalents – U.S. Treasury Bills and other Debt securities (< 3 months)	1	$112,442,661	1	$116,533,742
Available for sale Debt Security	1	$9,603,891	1	$2,488,000
Equity investments at fair value - EchoStar Holdings	1	$118,461,468	1	$35,562,030
Liabilities:
Contingent Consideration	3	$5,586,760	3	$5,309,130
Private Placement Warrants	2	$—	2	$566,666
Public Warrants	2	$—	2	$937,500

Cash Equivalents

As of September 30, 2025 and December 31, 2024, the carrying amount of cash equivalents held in the Company’s investment account was equal to or approximated fair value due to their short-term nature and proximity to current market rates. Cash equivalents primarily consist of U.S. Treasury bills and other highly liquid debt securities with original maturities of three months or less.

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

At September 30, 2025, the Company held three available-for-sale debt securities with an amortized cost of $9,603,971 and a fair value of $9,603,891. At December 31, 2024 the Company held one available-for-sale debt security with an amortized cost of $2,488,518 and a fair value of $2,488,000. The Company recorded unrealized gains of $0 and $243 for the three and nine months ended September 30, 2025, respectively, which were included in accumulated other comprehensive income. Management determined the decline was not credit-related under ASC 326-30, as the issuer continues to meet all contractual payment obligations. The Company had no allowance for credit losses during the year. In performing the credit loss assessment, management considered the issuer’s credit quality, historical timely payment performance, and current market conditions, and concluded that no credit-related impairment existed. The unrealized losses were immaterial and related to securities that had been in a loss position for less than twelve months as of September 30, 2025. Accrued interest receivable on the AFS security is excluded from the amortized cost basis. The Company elected the practical expedient not to measure an allowance for credit losses on accrued interest receivable.

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

The asset associated with the equity investment is measured at fair value on the closing of the PIPE investment and on a recurring basis. The subsequent measurement of the equity as of September 30, 2025 and December 31, 2024, is classified as Level 1 due to the use of an observable market quote in an active market under the ticker, SATS. SATS is publicly traded and subject to active market quotations, the Company has determined that its fair value is readily observable in the open market. Accordingly, the fair value of the security is based on quoted market prices in active markets for identical instruments. As such, the security is classified as Level 1 within the fair value hierarchy. The fair value of the PIPE Investment was $43,499,996 as of November 12, 2024. During the year ended December 31, 2024, the Company recognized a decrease in fair value of $7,973,964, resulting in a fair value of $35,562,030 as of December 31, 2024. During the three and nine months ended September 30, 2025, the Company recognized an increase in fair value of $75,488,934 and $82,899,438, respectively, resulting in a fair value of $118,461,468 as of September 30, 2025.

The following tables present the changes in the fair value of equity investments at fair value during the three months ended September 30, 2025 and the year ended December 31, 2024:

Fair value as of November 12, 2024	$43,499,996
Change in fair value	(7,973,965)
Fair value as of December 31, 2024	35,562,030
Change in fair value	4,157,631
Fair Value as of March 31, 2025	39,719,661
Change in fair value	3,252,873
Fair Value as of June 30, 2025	42,972,534
Change in fair value	75,488,934
Fair Value as of September 30, 2025	$118,461,468

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

Changes in the estimated fair value of the contingent consideration liability during the three and nine months ended September 30, 2025 were as follows:

Description	Amount
Balance at December 31, 2024	$5,309,130
Change in fair value	16,942
Balance at March 31, 2025	5,326,072
Change in fair value	128,075
Balance at June 30, 2025	5,454,147
Change in fair value	132,610
Balance at September 30, 2025	$5,586,760

Warrants

As of September 30, 2025 and December 31, 2024, the Company’s derivative warrant liabilities were valued at $0 and $1,504,166, respectively. The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within derivative warrant liabilities on the Condensed Consolidated Balance Sheets. The derivative warrant liabilities are initially measured at fair value at the issuance date and subsequently remeasured at fair value on a recurring basis, with changes in fair value recognized in change in fair value of derivative warrant liabilities in the Condensed Consolidated Statements of Operations.

The liability associated with the Warrants is measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of September 30, 2025 and December 31, 2024, is classified as Level 2, as the observable market quote under the ticker CNXXW does not reflect an active market due to limited trading volume. Although quoted prices are available, the market is not considered active under ASC 820, and therefore the fair value measurement does not qualify as a Level 1 input.

The following tables present the changes in the fair value of derivative warrant liabilities during the nine months ended September 30, 2025 and year ended December 31, 2024, and December 31, 2023:

			Aggregate Warrant
	Private Warrants	Public Warrants	Liability
Fair value as of December 31, 2023	$3,468,000	$5,737,500	$9,205,500
Change in fair value	(1,202,467)	(1,989,375)	(3,191,842)
Fair value as of March 31, 2024	2,265,533	3,748,125	6,013,658
Change in fair value	(1,698,867)	(2,810,625)	(4,509,492)
Fair value as of June 30, 2024	566,666	937,500	1,504,166
Change in fair value	1,813,334	3,000,000	4,813,334
Fair value as of September 30, 2024	2,380,000	3,937,500	6,317,500
Change in fair value	(1,813,334)	(3,000,000)	(4,813,334)
Fair value as of December 31, 2024	566,667	937,500	1,504,166
Change in fair value	(453,333)	(750,000)	(1,203,333)
Fair value as of March 31, 2025	113,334	187,500	300,834
Change in fair value	—	—	—
Fair value as of June 30, 2025	113,334	187,500	300,834
Change in fair value	(113,334)	(187,500)	(300,834)
Fair value as of September 30, 2025	$—	$—	$—

Changes in valuation inputs or other assumptions are recognized in change in fair value of derivative warrant liabilities in the Condensed Consolidated Statements of Operations.

During the three and nine months ended September 30, 2025 and year ended December 31, 2024, there were no transfers into or out of the Level 1, Level 2, or Level 3 classifications.

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

Black-Scholes Assumptions are as follows:

Assumptions	April 1, 2025	December 31, 2024
Stock Price on Grant Date	$1.52	$1.46
Exercise Price	$1.52	$1.46
Volatility	49.44%	63.49%
Expected Term	5 years	5 years
Risk-free interest rate	3.91%	4.38%
Expected Dividend Yield	0.00%	0.00%

A summary of option activity under the Plan is presented below:

		Weighted-Average	Weighted-Average
Activity	Options	Exercise Price	Remaining Term
Outstanding as of December 31, 2024	15,000	$1.46	$5.00
Options granted	35,000	1.52	4.50
Exercised/Forfeited	—	—	—
Outstanding as of September 30, 2025	50,000	$1.50	4.42
Exercisable as of September 30, 2025	50,000	$1.50	$4.42

No options were granted during the three months ended September 30, 2025, and no stock-based compensation expense was recognized during the three months ended September 30, 2025.The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2025 was $1.52 per share. Total stock-based compensation expense of $21,720 was recognized for the nine months ended September 30, 2025, and no unrecognized compensation cost remained as of September 30, 2025.

Note 15 – Subsequent Events

The Company has evaluated subsequent events through April 13, 2026, the date these unaudited condensed consolidated financial statements were issued, and has determined that no events have occurred that require adjustment to or disclosure in the financial statements.

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

The following table sets forth our results of operations for the periods presented. The data has been derived from the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q which include, in our opinion, all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of the financial position and results of operations for the interim periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

Results for the three and nine months ended September 30 2025 and September 30, 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Rental income	$730,388	$750,604	$2,251,810	$1,251,006
Sales income	248,959	—	340,852	—
Total Income	979,347	750,604	2,592,662	1,251,006
Depreciation and amortization expense	325,559	232,144	995,207	386,902
General and administrative expenses	1,174,767	1,675,027	3,145,055	4,586,784
Loss from operations	(520,979)	(1,156,567)	(1,547,600)	(3,722,680)
Other income (expense)
Change in fair value of equity forward	—	—	—	325,000
Change in fair value of derivative warrant liabilities	300,833	(4,813,334)	1,504,166	2,888,000
Change in fair value of contingent consideration	(132,613)	—	(277,630)	—
Change in fair value of equity investment	75,488,934	—	82,899,438	—
Unrealized gain/loss on cash equivalents held in investment account	5,771	49,942	6,620	(667)
Government grant received	114,569	—	331,618	—
Interest income and realized gain on cash or cash equivalents held in investment account	1,348,384	2,427,879	4,015,438	4,030,130
Interest income on cash or investments held in Trust Account	—	—	—	320,104
Total other income (expense), net	77,125,878	(2,335,513)	88,479,650	7,562,567
Income before income tax expense	76,604,899	(3,492,080)	86,932,050	3,839,887
Income tax expense	18,349,193	(63,384)	18,961,235	349,348
Net income (loss)	$58,255,706	$(3,428,696)	$67,970,815	$3,490,539

For the three months ended September 30, 2025, the Company generated total revenues of $979,347, compared to $750,604 for the three months ended September 30, 2024. Revenues for the 2025 period consisted of $730,388 of rental income from the Company’s real estate property and $248,959 of sales income from its operating subsidiary. For the nine months ended September 30, 2025, the Company generated total revenues of $2,592,662, compared to $1,251,006 for the nine months ended September 30, 2024, consisting of $2,251,810 of rental income and $340,852 sales income. The increase in revenues compared to the prior‑year period was primarily driven by higher rental income and increased sales activity at the operating subsidiary

Depreciation and amortization expense was $325,559 for the three months ended September 30, 2025, compared to $232,144 for the three months ended September 30, 2024. For the nine-month period, depreciation and amortization totaled $995,207 for 2025 compared to $386,902 for 2024. The increase was primarily due to amortization associated with the acquisition of Red Technologies and related intangible assets.

General and administrative expenses were $1,174,767 for the three months ended September 30, 2025, compared to $1,675,027 for the same period in 2024, and $3,145,055 for the nine months ended September 30, 2025, compared to $4,586,784 for the same period in 2024. The Company reported loss from operations of $520,979 for the three months ended September 30, 2025, compared to a loss of $1,156,567 for the prior-year period, and a loss from operations of $1,547,600 for the nine months ended September 30, 2025, compared to a loss of $3,722,680 for the prior-year period. The year-over-year changes were primarily driven by variations in professional fees, personnel-related costs, and other operating expenses, reflecting cost management initiatives and timing differences in corporate expenditures.

Other income (expense), net, was income of $77,125,878 and $88,479,650 for the three and nine months ended September 30, 2025, respectively, compared to a loss of $2,335,513 and income of $7,562,567 for the corresponding prior-year periods. The change was primarily driven by a $5,114,167 increase and a $1,383,834 decrease in gains from the change in fair value of derivative warrant liabilities for the three- and nine-month periods, respectively, as well as increases of $75,488,934 and $82,899,438 in gains from the change in fair value of an equity investment for the same periods.

As a result, the Company reported net income of $58,255,706 and $67,970,815 for the three- and nine-month periods ended September 30, 2025, respectively, compared to a net loss of $3,428,696 and net income of $3,490,539 for the three- and nine-month periods ended September 30, 2024, respectively, representing an increase of $61,684,402 for the three-month period and an increase of $64,480,276 for the nine-month period. The increase in net income for the 2025 periods was significantly driven by non-cash fair value increases related to the Company’s equity investment, derivative warrant liabilities, and contingent consideration.

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

For the nine months ended September 30, 2025, net cash provided by operating activities was $2,699,385, primarily reflecting non-cash adjustments including changes in the fair value of derivative warrant liabilities and equity investments, depreciation and amortization, stock-based compensation, interest income earned on investments, and changes in working capital, including accrued expenses, deferred income, prepaid expenses, and income tax–related balances. For the nine months ended September 30, 2024, net cash provided by operating activities was approximately $2,736,032, primarily driven by changes in working capital and non-cash items during the period.

For the nine months ended September 30, 2025, net cash used in investing activities was $7,133,730, consisting solely of the purchase and sale of available-for-sale securities. For the nine months ended September 30, 2024, net cash used in investing activities was $4,463,792, primarily attributable to cash distributed from the Trust Account, partially offset by the purchase of a common-controlled building and land.

For the nine months ended September 30, 2025, net cash used in financing activities was $67,500, due to repayment of short-term debt. For the nine months ended September 30, 2024, net cash provided by financing activities was $177,311,864, primarily due to the proceeds from issuance of convertible preferred stock.

As of September 30, 2025, the Company had cash and cash equivalents of $113,020,090. As of December 31, 2024, the Company had cash and cash equivalents of $117,521,935.

On May 1, 2024, the Company completed its Asset Acquisition. In addition, on May 1, 2024, the Company completed the Equity Forward Transaction, resulting in cash proceeds to the Company aggregating approximately $200 million. In connection with the Transaction, the Company entered into the Seller Lease Agreement, which results in annual rental revenue of approximately $3 million.

Management has evaluated the Company’s ability to continue as a going concern and determined that the Company’s sources of liquidity will be sufficient to meet its obligations for at least one year from the issuance date of the September 30, 2025 consolidated financial statements. Accordingly, no conditions or events raise substantial doubt about the Company’s ability to continue as a going concern.

Critical Accounting Policies and Estimates

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies, except as described below.

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

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, are recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of September 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, due to the material weakness we have identified in our internal control over financial reporting described in management’s report on internal controls over financial reporting set forth below, our disclosure controls and procedures were not effective.

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

CONX CORP.

(Registrant)

CONX CORP.
(Registrant)
Date: April 13, 2026	/s/ Kyle Jason Kiser
Kyle Jason Kiser
Chief Executive Officer
Principal Executive, Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.